Form 10-K
period 2011-09-30
Atkore International Holdings Inc.
filed 2011-12-16
CIK 1521722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	SPECIAL FINANCIAL REPORT PURSUANT TO RULE 15d-2 OF THE SECURITIES EXCHANGE ACT OF 1934

Contains only the financial statements for the fiscal year ended September 30, 2011

Commission File Number 333-174689

Atkore International Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	80-0661126
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16100 South Lathrop Avenue

Harvey, Illinois 60426

(Address of principal executive offices, including zip code)

(708) 339-1610

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

As of March 25, 2011, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on March 25, 2011.

EXPLANATORY NOTE

On June 3, 2011, Atkore International Holdings Inc. (the “Company”) filed its Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) in preparation of offer to exchange $410 million Outstanding 9.875% Senior Secured Notes due 2018 for $410 million Registered 9.875% Senior Secured Notes due 2018. A detailed description of the offering is included in the Registration Statement on Form S-4, as amended (SEC File No.333-174689). On October 19, 2011, the SEC declared the Registration Statement on Form S-4 effective.

Rule 15d-2 under the Securities Exchange Act of 1934, as amended (“Rule 15d-2”), provides generally that if a company files a registration statement under the Securities Act of 1933, as amended, that does not contain certified financial statements for the company’s last full fiscal year preceding the year in which the registration statement becomes effective (or for the life of the company if less than a full fiscal year), then the company must, within 90 days after the effective date of registration statement, file a special financial report furnishing certified financial statements for the last full fiscal year or other period, as the case may be. Rule 15d-2 further provides that the special report should be filed under cover of the facing sheet of the form appropriate for annual reports of the company.

The Company’s Registration Statement on Form S-4 did not contain the certified, financial statements contemplated by Rule 15d-2; therefore, as required by Rule 15d-2, the Company is hereby filing such certified financial statements with the SEC under cover of the facing page of an Annual Report on Form 10-K.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Atkore International Holdings Inc.

Harvey, Illinois

We have audited the accompanying consolidated balance sheet of Atkore International Holdings Inc. and subsidiaries (the “Company”) as of September 30, 2011 (Successor Company), and the related combined statements of operations, parent company equity, and cash flows for the period from September 25, 2010 to December 22, 2010 (Predecessor Company), and consolidated statements of operations, shareholders’ equity, and cash flows for the period from December 23, 2010 to September 30, 2011 (Successor Company). Our audits also included the financial statement schedule shown as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Atkore International Holdings Inc. and subsidiaries as of September 30, 2011 (Successor Company), and the results of their operations and their cash flows for the period from September 25, 2010 to December 22, 2010 (Predecessor Company) and the period from December 23, 2010 to September 30, 2011 (Successor Company), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the accompanying Predecessor Company financial statements have been prepared from the separate records maintained by the Company and Tyco International Ltd. (“Tyco”) and may not necessarily be indicative of the conditions that would have existed or the results of the operations that would have occurred if the Company had been operated as an unaffiliated company. Portions of certain expenses represent allocations of costs from Tyco.

/s/ Deloitte & Touche LLP

Chicago, Illinois

December 16, 2011

ATKORE INTERNATIONAL HOLDINGS INC.

STATEMENTS OF OPERATIONS

($ in millions)

	Consolidated Successor Company	Combined Predecessor Company
	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$1,298	$352

Costs and expenses
Cost of sales	1,109	304
Selling, general and administrative	152	40
Transaction-related costs	16	—

Operating income	21	8
Interest expense, net	37	11

Loss before income taxes	(16)	(3)
Income tax expense	1	—

Net loss	$(17)	$(3)

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$48
Accounts receivable, less allowance for doubtful accounts of $2 million	225
Receivables due from Tyco International Ltd. and affiliates (see Note 3)	4
Inventories, net (see Note 4)	270
Prepaid expenses and other current assets	40
Deferred income taxes	16

Total current assets	603
Property, plant and equipment, net (see Note 5)	339
Intangible assets, net (see Note 6)	269
Goodwill (see Note 6)	136
Deferred income taxes	2
Receivables due from Tyco International Ltd. and affiliates (see Note3)	14
Other assets	36

Total Assets	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 8)	$47
Accounts payable	126
Income tax payable	4
Accrued and other current liabilities (see Note 7)	79

Total current liabilities	256
Long-term debt (see Note 8)	411
Deferred income taxes	101
Income tax payable	13
Pension liability	35
Other long-term liability	13

Total Liabilities	829

Commitments and contingencies (see Note 15)

Company Shareholders’ Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—
Additional paid in capital	604
Accumulated deficit	(17)
Accumulated other comprehensive loss	(17)

Total Company Shareholders’ Equity	570

Total Liabilities and Equity	$1,399

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

STATEMENTS OF CASH FLOWS

($ in millions)

	Consolidated Successor Company	Combined Predecessor Company
	For the period from December 23, 2010 to September 30, 2011	For the period from September 25, 2010 to December 22, 2010
Cash Flows From Operating Activities:
Net loss	$(17)	$(3)
Adjustments to reconcile net cash provided by (used in) operating activities:
Depreciation and amortization	36	7
Amortization of debt issuance costs	5	—
Deferred income taxes	(2)	(6)
Share-based compensation	1	—
Provision for losses on accounts receivable and inventory	5	3
Other items	1	2
Changes in assets and liabilities:
Accounts receivable	(7)	(18)
Prepaid expenses and other current assets	(5)	(2)
Inventories	16	(10)
Accounts payable	12	(34)
Income taxes payable	(5)	2
Accrued and other liabilities	24	(8)
Other	4	—

Net cash provided by (used in) operating activities	68	(67)

Cash Flows From Investing Activities:
Capital expenditures	(39)	(12)
Change in due to Tyco International Ltd. and affiliates	—	357
Purchase price adjustment (see Note 2)	(12)	—
Other	1	—

Net cash (used in) provided by investing activities	(50)	345

Cash Flows From Financing Activities:
Payments of long-term debt due to Tyco International Ltd. and affiliates	(400)	(300)
Proceeds from issuance of senior secured notes	410	—
Increase in debt outstanding under credit facility	46	—
Payment of debt issuance costs	(38)	—
Payments from short-term debt	(3)	—
Proceeds from short-term debt	1	4
Change in parent company investment	—	(1)
Change in Capital Investment of Atkore Group	3	—

Net cash provided by (used in) financing activities	19	(297)

Effect of currency translation on cash	(3)	—

Net increase (decrease) in cash and cash equivalents	34	(19)

Cash and cash equivalents at beginning of period	14	33

Cash and cash equivalents at end of period	$48	$14

Supplementary Cash Flow Information:
Interest paid	$23	$11
Income taxes paid, net of refunds	9	1
Capital expenditures not yet paid	3	—

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

CONSOLIDATED SUCCESSOR COMPANY STATEMENT OF SHAREHOLDERS’ EQUITY

For the period from December 23, 2010 to September 30, 2011

($ in millions)

	000000000	000000000	000000000	000000000	000000000
	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Comprehensive loss:
Net loss	$—	$—	$(17)	$—	(17)
Foreign currency translation				(6)	(6)
Change in unrecognized loss related to pension benefit plans, net of $7 million tax benefit				(11)	(11)

Comprehensive loss					(34)
Capital Investment of Atkore Group		603			603
Share based compensation		1			1

Balance at September 30, 2011	$—	$604	$(17)	$(17)	$570

COMBINED PREDECESSOR COMPANY STATEMENT OF PARENT COMPANY EQUITY

For the Period from September 25, 2010 to December 22, 2010

($ in millions)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Parent Company Equity
Balance at September 24, 2010	$212	$21	$233
Comprehensive loss:
Net loss	(3)	—	(3)
Foreign currency translation	—	1	1
Change in unrecognized gains related to pension benefit plans, net of $1 million tax expense	—	1	1

Comprehensive loss			(1)
Net transfers to Parent Company	1		1

Balance at December 22, 2010	$210	$23	$233

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Organization and Ownership Structure—Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as the “Company,” or “Atkore”) was incorporated in the State of Delaware on November 4, 2010. The Company is 100% owned by Atkore International Group Inc., (“Atkore Group”). The Company is the sole owner of Atkore International, Inc. (“Atkore International”). Prior to the transactions described below, all the capital stock of Atkore International was owned by Tyco International Ltd. (“Tyco”), (“Parent Company”). The business of Atkore International was operated as the Tyco Electrical and Metal Products (“TEMP”) business of Tyco (referred to herein as the “Predecessor Company”). Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

The Transactions—On November 9, 2010, Tyco announced that it entered into an agreement to sell a majority interest in TEMP to an affiliate of the private equity firm Clayton Dubilier & Rice, LLC (“CD&R”). On December 22, 2010, the transaction closed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the “Preferred Stock”) of Atkore Group. The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore Group. On December 22, 2010, Atkore Group also issued common stock (the “Common Stock”) to a Tyco subsidiary that initially represented the remaining 49% of the outstanding capital stock of Atkore Group. Atkore Group continues to be the sole owner of the Company, which in turn continues to be the sole owner of Atkore International. Subsequent to December 22, 2010, Atkore has operated as an independent, stand-alone entity (see Note 2).

Basis of Presentation—The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The consolidated financial statements for the successor period from December 23, 2010 through September 30, 2011 (the “Successor Period”) include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to any of the consolidated financial statements presented. All the significant intercompany balances and transactions have been eliminated in consolidation. These consolidated statements include estimates and assumptions by management that effect the amounts reported in the consolidated financial statements. Actual results could differ from these estimates.

The combined financial statements for the predecessor period, from September 25, 2010 through December 22, 2010 (the “Predecessor Period”) include the assets and liabilities used in operating the Predecessor Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to the combined financial statements presented. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the combined financial statements from the effective date of acquisition or up to the date of disposal.

Additionally, the combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as an unaffiliated company during the Predecessor Period. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying combined financial statements. Certain general corporate overhead and other expenses have been allocated by Tyco to the Company in the Predecessor Period. Such allocations are reasonable, however, they may not be indicative of the actual expenses that would have been incurred had the Company been operating as an unaffiliated company for the Predecessor Period, nor are they indicative of the costs that will be incurred as an unaffiliated company.

Description of Business—The Company is engaged in the design, manufacture and distribution of electrical conduits, cable products, steel tube and pipe products. The Company conducts business globally and is organized into the following business segments:

1.	Electrical and Infrastructure designs and manufactures electrical conduits, cable and other products. It also manufactures and distributes metal framing, support products and systems such as strut channels, cable tray and cable ladder products.

2.	Engineered Products and Services designs, manufactures and fabricates steel tube, plate and pipe products. It also provides conceptual design, engineering and installation services regarding strut related applications.

The Company also provides general corporate services to its segments and these costs are reported as Corporate and other (see Note 13).

Fiscal Year—The Company has a 52- or 53- week fiscal year that ends on the last Friday in September. Fiscal 2011 is a 53- week fiscal year and ended on September 30, 2011.

Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these financial statements include restructuring charges, allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates of total costs for contracts under percentage-of-completion method, loss contingencies, net realizable value of inventories, legal liabilities, income taxes and tax valuation allowances, and pension and postretirement employee benefit liabilities. Actual results could differ materially from these estimates.

Revenue Recognition—The Company’s revenues are generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title, risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured. The freight charges for shipments are principally included in the Company’s revenues.

When a sales contract qualifies for percentage of completion accounting, the revenue is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income, and are recognized in the period in which the revisions are determined.

Provisions for certain rebates, sales incentives, trade promotions, product returns and discounts to customers are accounted for as reductions in determining sales in the same period the related sales are recorded. Rebates are estimated based on sales terms and historical experience.

Product returns are estimated based on historical experience and are recorded at the time revenues are recognized. Accordingly, the company reduces recognized revenue for estimated future returns at the time revenue is recorded. The estimates for returns are adjusted periodically based upon changes in historical rates of returns and trend analysis. It is possible that these estimates will change in the future or that the actual amounts could vary from the Company’s estimates.

Cost of sales—The Company includes all costs directly related to the production of goods for sale in cost of goods sold. The Company classifies direct material, direct labor, production related overheads, freight and distribution costs, and the depreciation and amortization of assets directly used in the production of goods for sale as cost of sales in the statement of operations.

Selling, general and administrative expenses—The Company includes all costs not directly related to the production of goods for sale in selling, general and administrative expenses. These costs include mainly administrative and selling labor, related support materials and the depreciation and amortization of assets used in the administrative and selling functions.

Translation of Foreign Currency—For the Company’s non-U.S. subsidiaries that report in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at the monthly average exchange rates in effect during the Predecessor Period and the Successor Period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within shareholders’ equity for the Successor Period and parent company equity for the Predecessor Period.

Cash and Cash Equivalents—The company considers all highly liquid investments with a maturity of three-month or less, when purchased, to be cash equivalents.

Allowance for Doubtful Accounts—The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence.

Inventories—Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

Property, Plant and Equipment—Property, plant, and equipment, net, is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	18 to 40 years
Building improvements	5 to 15 years
Machinery and production equipment	7 to 20 years
Support and testing machinery and equipment	2 to 10 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life

Long-Lived Asset Impairments—The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identified. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Goodwill and Indefinite-Lived Intangible Asset Impairments—Goodwill and indefinite-lived intangible assets are assessed for impairment annually and more frequently if triggering events occur (see Note 6). In performing these assessments, management relies on various factors, including operating results, business plans, economic projections, anticipated future cash flow forecasts, market multiples of publicly traded comparable companies and other market data. The Company performs its annual impairment tests for goodwill and indefinite-lived intangible assets on the first day of the fourth quarter each year or when a triggering event occurs.

When testing for goodwill impairment, the Company first compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted average cost of capital of market participants. A market approach, utilizing observable market data of comparable companies in similar lines of business that are publicly traded is used to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, goodwill is considered potentially impaired and the second step of the goodwill impairment test is performed to measure the amount of impairment loss.

In the second step of the goodwill impairment test, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess of the carrying amount of goodwill over its implied fair value. The implied fair value of goodwill is determined in the same manner that the amount of goodwill recognized in a business combination is determined. The Company allocates the fair value of a reporting unit to all of the assets and liabilities of that unit, including intangible assets, as if the reporting unit had been acquired in a business combination. Any excess of the fair value of a reporting unit over the amounts assigned to its assets and liabilities represents the implied fair value of goodwill.

Fair value measurements-Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

Level 1—inputs are based upon quoted prices (unadjusted) in active markets for identical assets or liabilities which are accessible as of the measurement date.

Level 2—inputs are based upon quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and model-derived valuations for the asset or liability that are derived principally from or corroborated by market data for which the primary inputs are observable, including forward interest rates, yield curves, credit risk and exchange rates.

Level 3—inputs for the valuations are unobservable and are based on management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques such as option pricing models and discounted cash flow models.

Income Taxes and Uncertain Tax Positions—Income taxes are computed on a stand-alone basis in accordance with authoritative guidance for the accounting of income taxes. In these financial statements, income taxes have been reflected on a basis where such tax returns have or could have been filed based upon entities and their related jurisdictions as included in these financial statements. Income tax payables and receivables presented herein reflect only the existing legal and contractual obligations of the Company’s entities that are expected to be settled in cash.

Accounting estimates and judgments made by Company affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets, included in both prepaid expenses and other current assets and other assets in the accompanying consolidated balance sheet.

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the financial statements. Deferred tax assets and liabilities are determined based on the differences between the book and tax bases of particular assets and liabilities and operating loss carryforwards, using tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is provided to offset deferred tax assets if, based upon the available evidence, including tax planning strategies, it is more likely-than-not that some or all of the deferred tax assets will not be realized.

In evaluating the ability to recover deferred tax assets, the Company considers all available positive and negative evidence including past operating results, the existence of cumulative losses in the most recent years and the forecast of future taxable income. In estimating future taxable income, the Company develops assumptions including the amount of future state, federal, and international pre-tax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. The Company is not aware of any such changes that would have a material effect on the Company’s financial statements.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across global operations. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether it is more likely than not that the position will be sustained upon examination. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. If the estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the tax liabilities relate to tax uncertainties existing at the date of the Transactions, the adjustment of such tax liabilities will be covered by the investment agreement with Tyco (see Note 9).

Stock-Based Compensation—The Company is required to estimate the fair value of share-based payment awards on the date of grant. The Company recognizes compensation costs for stock-based payment transactions to employees based on their grant-date fair value on a straight-line approach over the service period for which such awards are expected to vest. The fair value of stock options and stock purchase rights granted pursuant to the Company’s equity incentive plans is determined using the Black-Scholes valuation model. The determination of fair value is affected by the Company’s calculated stock price, as well as assumptions regarding subjective and complex variables such as expected employee exercise behavior and the Company’s expected stock price volatility over the expected term of the award. Generally, the Company’s assumptions are based on historical information and judgment is required to determine if historical trends may be indicators of future outcomes. The key assumptions for the Black-Scholes valuation calculation are:

•	Risk-free interest rate. The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•

Expected volatility. The Company used volatility of comparable publicly traded companies. From this volatility the Company derived the market value and the volatility of the Company’s underlying assets implied by the equity’s market value and volatility

•

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on the Predecessor Company’s historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends. There were no stock dividends issued during the Successor Period.

Employee stock-based compensation expense is calculated based on awards ultimately expected to vest and is reduced for estimated forfeitures. Forfeitures are revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates and an adjustment to stock-based compensation expense will be recognized at that time.

Changes to the Company’s underlying common shares price, the Company’s assumptions used in the Black-Scholes option valuation calculation and the Company’s forfeiture rate, as well as future equity granted or assumed through acquisitions could significantly impact the compensation expense the Company recognized.

Concentration of Credit Risk— The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. Invoices are aged based on contractual terms with the Company’s customers. The provision for doubtful accounts is recorded as a charge to operating expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible.

Insurable Liabilities—The Company maintains policies with various insurance companies for its workers’ compensation, product, property, general, auto, and executive liability risks. The insurance policies the Company maintains have various retention levels and excess coverage limits. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. The Company has established a reserve at September 30, 2011,which appropriately reflects the Company’s exposure to liabilities arising from current claims.

Recently Adopted Accounting Pronouncements— In December 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (ASU 2010-29), which amended its guidance for disclosure requirements of supplementary pro forma information for business combinations. The objective of the amended guidance is to address diversity in practice regarding pro forma disclosures of revenue and earnings of an acquired entity and specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance became effective for the Company in the first quarter of fiscal 2011. The financial statements do not contain a comparable prior annual reporting period (see Note 2 for the Pro Forma disclosure). The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (ASU 2010-06). This ASU requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in Accounting Standards Codification (“ASC”) 820. ASU 2010-06 amends ASC 820 to now require: (1) a reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers; and (2) in the reconciliation for fair value measurements using significant unobservable inputs, a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, ASU 2010-06 clarifies the requirements of existing disclosures. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance became effective for the Company in the first quarter of fiscal 2011, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements which will be effective for the Company for interim and annual reporting periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In October 2009, the FASB issued Accounting Standards Updated No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangement which provides guidance for the accounting for revenue arrangements with multiple deliverables. The guidance establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence (“VSOE”) if available, third-party evidence (“TPE”) if VSOE is not available, or estimated selling price if neither VSOE nor TPE is available. The guidance requires arrangements under which multiple revenue generating activities to be performed be allocated at inception. The residual method under the existing accounting guidance has been eliminated. The guidance became effective for the Company for revenue arrangements entered into or materially modified beginning in the first quarter of fiscal 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2009, the FASB issued Accounting Standard Update 2009-17, Consolidations (Topic 810):Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, amending the existing guidance for the consolidation of variable interest entities, and addressing the elimination of the concept of a qualifying special purpose entity. The guidance also replaces the quantitative based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the significant activities of a variable interest entity, and the obligation to absorb losses or the right to receive benefits that may be significant to the variable interest entity. The guidance became effective for the Company in the first quarter of fiscal 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements—In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 201-08). The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011(fiscal year 2013 for the Company). Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the financial and disclosure impact of this guidance.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (ASU 2011-05). ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The guidance now requires the Company to present the components of net income and other comprehensive income either in one continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of whether the Company chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the Company is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. The standard does not change the items which must be reported in other comprehensive income, how such items are measured or when they must be reclassified to net income. This standard is effective retrospectively for fiscal years and interim periods within these years beginning after December 15, 2011(fiscal year 2013 for the Company), with early adoption permitted. The Company is currently evaluating which method it will utilize to present items of net income and other comprehensive income.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). The new guidance clarifies the concepts applicable to fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in fair value measurement. This guidance will be effective for the interim and annual reporting periods beginning after December 15, 2011(fiscal year 2013 for the Company), and will be applied prospectively (with early adoption prohibited). The Company is evaluating the financial and disclosure impact of this guidance.

2. Acquisitions

Fiscal 2011 Transactions

On December 22, 2010, Tyco sold a majority interest in Atkore Group to an affiliate of the private equity firm CD&R. The Transactions were completed at the end of business on December 22, 2010. In connection with the closing, Atkore International paid Tyco cash proceeds of $400 million for the repayment of indebtedness due to Tyco (see Note 3). In order to finance the Transactions, Atkore International issued senior secured notes in the face amount of $410 million, due on January 1, 2018, with a coupon of 9.875% and obtained an asset-based credit facility of up to $250 million, of which $55 million was drawn as of December 22, 2010 (see Note 8).

As a result of the Transactions, an affiliate of CD&R acquired shares of a newly created class of cumulative preferred participating convertible stock (the “Preferred Stock”) of Atkore Group for total cash consideration of $306 million. As of the closing date of the Transactions, the Preferred Stock held by the affiliate of CD&R represented 51% of the outstanding voting interest in Atkore Group. As of the same date, the ownership of Tyco represented the remaining 49% voting interest in Atkore Group.

The Company further determined that CD&R and Tyco represent a collaborative group in accordance with ASC 805-10. As a result, in following the acquisition method of accounting, the Company applied “push down” accounting treatment as required by the authoritative guidance. The Company concluded that CD&R and Tyco constitute a collaborative group under the applicable guidance due to the existence of tag-along and drag-along rights, guaranteed board seats, stockholder consent rights and the restrictions on the transfer of equity securities.

Tag-along right—If CD&R or Tyco proposes to transfer any equity securities of Atkore Group (other than shares of Preferred Stock) to any person, CD&R or Tyco will have a right to participate in such transfer on the same terms and conditions, up to such participating stockholder’s pro rata share of the equity securities proposed to be transferred. The tag-along rights will terminate upon a public offering.

Drag-along right—If CD&R proposes to transfer all of its outstanding shares of capital stock of Atkore Group to any person and the amount of capital stock held by CD&R constitutes more than 50% of the total number of outstanding shares of capital stock of Atkore Group, then each other stockholder will be required to sell all of its equity securities in such transaction, on the same terms and conditions, provided that the proceeds and other rights received in such drag-along transaction are shared by all stockholders and CD&R on a pro rata basis, based on the number of shares sold by each stockholder in such transaction. The drag-along right will terminate upon a public offering.

Guaranteed board seats—Atkore Group’s board of directors is currently comprised of eight directors. CD&R currently has the right to designate four directors, including the chairman of the board, and Tyco currently has the right to designate three directors. The Chief Executive Officer of Atkore Group is the eighth director.

Stockholder consent rights—Atkore Group and its subsidiaries may not take certain corporate actions without the prior written consent of any stockholder who owns in excess of 25% of the total number of outstanding shares of capital stock of Atkore Group.

Restrictions on the transfer of equity securities—For so long as CD&R or Tyco own at least 25% of the outstanding capital stock of Atkore Group, without the consent of CD&R or Tyco, (i) no stockholder may transfer any equity securities of Atkore Group (A) to any competitor of Atkore Group (other than in connection with a public offering) or (B) if such transfer would constitute a prohibited transaction and (ii) neither CD&R nor Tyco may transfer any equity securities of Atkore Group if such transfer would (A) involve less than 5% of the total outstanding capital stock of Atkore Group or (B) prior to the tenth anniversary of the closing of the Transactions (“Milestone Date”), result in the shares held by CD&R or Tyco, as applicable, at the closing of the Transactions being held by more than four or, after the Milestone Date, more than eight, stockholders that are not affiliates of each other.

Dividends—The Preferred Stock entitles the holder to participate equally and ratably with the holders of Common Stock, on an as-converted basis, in all cash dividends paid on the shares of such Common Stock. In addition, the Preferred Stock is entitled to dividends at a rate of 12% per annum, compounding quarterly and payable in cash or in shares of Preferred Stock, at the option of Atkore Group. Upon the occurrence of a Default (as defined in the Certificate of Designations of Atkore Group), the dividend rate will increase by 3% per annum for any prospective period during which the default is continuing. Preferred dividend payments will be eliminated for any prospective period if the earnings before interest, taxes, depreciation, and amortization (“EBITDA”), or earnings before interest, taxes, depreciation and amortization, of Atkore Group and its subsidiaries for three 12-month periods exceeds the following targets: (i) $250 million for the first and third of such 12-month periods; and (ii) $225 million for the second of such 12-month periods. Notwithstanding the foregoing, the dividend rate will be reinstated if any shares of Preferred Stock are outstanding after the tenth anniversary of the closing of the Transactions.

This acquisition is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.

The following table summarizes the fair values assigned to the net assets acquired as of the December 22, 2010 acquisition date (in millions):

Fair value of consideration transferred:
Fair value of equity	$600
Purchase price adjustment	12

612

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	14
Accounts receivable	222
Receivables due from Tyco International Ltd. and affiliates	26
Inventories	292
Property and equipment	331
Intangible assets	279
Deferred income tax assets—current and long-term	18
Other assets—current and long-term	35
Indebtedness—current and long-term, including amounts due to Tyco and affiliates of $400	(404)
Accounts payable and amounts due to Tyco	(115)
Deferred income tax liabilities—current and long-term	(109)
Other liabilities—current and long-term	(113)

Net assets acquired	476

Excess purchase price attributed to goodwill acquired	$136

The acquisition resulted in the recognition of $136 million of goodwill, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the net of fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations. In connection with applying the provisions of purchase accounting, the Company increased inventory value by $11 million, which negatively impacted cost of sales over the Successor 2011 Period.

During the fourth quarter of 2011, the Company discovered two errors; one in the accounting for the deferred tax liability associated with the Company’s indefinite lived intangible assets, and the other related to indemnification of Predecessor Period uncertain tax positions. The Company determined that a deferred tax liability should have been recorded in the first quarter of fiscal year 2011 related to the indefinite lived intangible assets, increasing the deferred tax liability and goodwill in the amount of $38 million. The Company also determined that a receivable to offset indemnified uncertain tax positions should have been recorded in the first quarter of fiscal year 2011, increasing receivables and reducing goodwill in the amount of $25 million. The errors were corrected in the fourth quarter of fiscal year 2011 and did not impact net income or debt covenant calculation. The Company has determined that corrections of these two errors do not require restatement of previously issued financial statements.

The Company recorded $16 million of transaction-related costs incurred in connection with the Transactions in the consolidated statement of operations for the Successor Period. Additionally, in connection with the funding of the senior secured notes and credit facility (see Note 8) upon closing of the sale, the Company capitalized $38 million in debt issuance costs.

Pro Forma Impact of the Transactions

The following table presents unaudited pro forma consolidated results of operations for the fiscal year ended September 30, 2011 as if the Transactions had occurred as of the first day of the fiscal 2011 period:

September 30, 2011
Net sales	$1,650
Net loss	$(24)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company. In addition, the unaudited pro forma information does not reflect any incremental costs to operate as a stand-alone company.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Transactions been completed on the first day of the fiscal 2011 period. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments:

•	Additional amortization expense of $3 million related to the fair value of identifiable intangible assets acquired;

•	Additional depreciation expense of $2 million related to the fair value adjustment to property, plant and equipment acquired;

•	An incremental increase of interest expense of $1 million related to the financing of the Transactions including amortization of associated deferred financing costs;

•	Additional expense for the annual management fee of $2 million per annum to be paid to CD&R and Tyco;

•	A reduction in pension expense of $(1) million from the impacts of revaluing obligations under purchase accounting ;and

•	All of the above adjustments were adjusted for the applicable tax benefit of $3 million.

3. Related Party Transactions

Trade Activity and Indemnification with Tyco— The following table presents related party transactions with Tyco and affiliates ($ in millions):

Successor Company

September 30, 2011
Accounts Receivable (Trade)	$3

Receivables due from Tyco International Ltd. and affiliates-current and noncurrent (see Note 9)	$18

	Successor Company	Predecessor Company

	For the period from December 23, 2010 to September 30, 2011	For the period September 25, 2010 to December 22, 2010
Purchases	$6	$1

Sales	15	6

Cost of Sales	12	5

Other Related Party Trade Activity— An affiliate of CD&R currently owns equity positions in two of the Company’s customers to which the Company sold $40 million of products during the Successor Period. The associated cost of sales was $31 million. Accounts receivable from the two customers totaled $13 million as of September 30, 2011.

Debt—During the Successor Period and the Predecessor Period, the Company repaid $400 million and $300 million, respectively, owed to Tyco and affiliates.

Parent Company Investment—During the Predecessor Period, this account included transactions with the Tyco and affiliates for items such as tax payments, dividends and capital contributions.

Interest expense, net—The Company recognized $11 million of interest expense associated with the debt due to Tyco and affiliates during the Predecessor Period. The Company recognized less than $1 million of interest income associated with cash to be transferred from Tyco’s cash management system during the Predecessor Period. Subsequent to December 22, 2010, the Company no longer had any debt to Tyco.

Insurable Liabilities—Through December 22, 2010, the Company was insured for worker’s compensation, general and auto liabilities by a captive insurance company that was wholly-owned by Tyco. The Company paid a premium to obtain insurance coverage during the Predecessor Period. Premiums expensed by the Company were $1 million for the Predecessor Period, and is included in the selling, general and administrative expenses in the combined statement of operations.

Allocated Expenses—Prior to December 23, 2010, the Company was allocated corporate overhead expenses from Tyco for corporate related functions based on a pro-rata percentage of the Company’s net revenue to Tyco’s consolidated net revenue. Corporate overhead expenses primarily related to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. During the Predecessor Period, the Company was allocated $4 million of general corporate expenses incurred by Tyco which are included within selling, general and administrative expenses in the combined statements of operations.

Transaction Costs and Debt Issuance Costs—In connection with the Transactions, the Company paid fees to CD&R of $6 million in the Successor Period. Debt issuance costs capitalized within other current assets and other assets include $9 million paid to CD&R in connection with their direct efforts to arrange financing for the Company.

Management Fees—The Company is obligated to pay an annual management fee to Tyco and CD&R, totaling $6 million annually, subsequent to the Transactions. Such fees are to be paid quarterly, in advance, except that the fee for the first calendar quarter of 2011 was paid in arrears. The Company paid $5 million in the Successor Period. The management fee is payable to CD&R and Tyco based upon their pro-rata ownership percentage.

4. Inventories

As of September 30, 2011, inventories were comprised of ($ in millions):

September 30 2011
Purchased materials and manufactured parts	$105
Work in process	28
Finished goods	137

Inventories	$270

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

5. Property, Plant and Equipment

As of September 30, 2011, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

September 30, 2011
Land	$20
Buildings and related improvements	119
Machinery and equipment	184
Leasehold improvements	3
Construction in progress	39

Property, plant and equipment	365
Accumulated depreciation	(26)

Property, plant and equipment, net	$339

Depreciation expense was $26 million and $7 million, for the Successor Period, and the Predecessor Period, respectively.

6. Goodwill and Intangible Assets

The Company’s intangible assets primarily relate to customer relationships and indefinite-lived trade names/trademarks, specifically within the Company’s North America businesses.

Customer relationships – The Company’s key customers are primarily wholesalers and national distributors. The Electrical and Infrastructure and Engineered Products and Services businesses provide products and services to these customers who ultimately target a variety of end markets. The relationships with customers are driven by high quality service in addition to the products that the Company sells. The overall terms of these relationships are based on purchase orders and are not contractually-based. The selection of the remaining useful lives for the customers is based on past customer retention experience.

Trade names/trademarks – The Company’s products are marketed under many well recognized trade names/ trademarks, including the Company’s primary brands, Allied Tube, AFC and Unistrut, as well as certain other brands, such as PowerStrut, Columbia MBF, Cope, GEM and RazorRibbon, among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.

The fair value estimates related to the customer relationships were based on the multi-period excess earnings method, while the trade names/trademarks were based on the relief-from-royalty method. The Company relied upon projections for each of its North America businesses as a basis for developing its valuations for the intangible assets.

As of September 30, 2011, intangible assets and accumulated amortization were ($ in millions):

September 30, 2011
Customer relationships	$181
Trade names/trademarks	98

Intangible assets	279
Accumulated amortization on customer relationships	(10)

Intangible assets, net	$269

The weighted-average amortization period for the $181 million of customer relationships recorded in connection with the Transactions is 13.6 years. Customer relationships are amortized using the straight-line assumption as it is consistent with the pattern of benefit demonstrated by the asset’s expected cash flow stream. Trade names and trademarks have indefinite lives and are not subject to amortization.

Amortization expense was $10 million for the Successor Period. There was less than $1 million of amortization expense in the Predecessor Period. The Company estimates that the aggregate amortization expenses will be $13 million in 2012, $13 million in 2013, $13 million in 2014, $13 million in 2015, $13 million in 2016, and $104 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, impairment of intangible assets, and other events.

As of September 30, 2011, the amount of goodwill by operating segment was as follows ($ in millions):

September 30, 2011
Electrical and Infrastructure	$48
Engineered Products and Services	88

Total goodwill	$136

As of September 30, 2011, the Company had a goodwill balance of $136 million. The Company tests its goodwill annually for impairment on the first day of the fourth quarter or earlier if a triggering event occurs. The Company had no goodwill impairments in the Successor Period. The fair values of the reporting units exceeded their respective carrying amounts by 10% or more, except at the Electrical and Infrastructure: North America reporting unit. The fair value of the Electrical and Infrastructure: North America reporting unit exceeded its carrying value by 2%. The Electrical and Infrastructure reporting unit’s goodwill is $48 million. Adverse changes to the Company’s business environment, changes to the Company’s future cash flows and changes to the discount rate and terminal growth rate could cause the Company to record impairment charges in future periods which could be material.

Since the modification of assumptions used in the valuation model can have a significant impact on the fair value, the Company performed a sensitivity analysis assuming a 10 basis point increase in the discount rate and a 10 basis point decrease in the terminal growth rate. The Company believes these assumptions have the most sensitivity in the valuation model. The results of this sensitivity analysis are as follows ($ in millions):

Decrease in fair value	10 basis point increase in discount rate	10 basis point decrease in terminal growth rate
Electrical and Infrastructure, North America	$5	$2

Engineered Products and Services, North America	$4	$2

The valuation of the Electrical and Infrastructure, North America as well as Engineered Products and Services, North America reporting units concluded the fair value exceeded carrying value by $4 million and $63 million, respectively. The decreases in fair value for the sensitivity analysis would not have impaired the goodwill assessment of Engineered Products and Services, North America. A 10 basis point increase in the discount rate for the Electrical and Infrastructure, North America reporting unit would result in the carrying value of the unit exceeding the fair value by $1 million. Because step two of the impairment was not required for this reporting unit, any potential goodwill impairment resulting from a 10 basis point increase in the discount rate may be greater or less than the excess of carrying value over fair value indicated by this sensitivity analysis. However, it is not possible at this time to determine if an impairment charge would result, or if such a charge would be material. The Company will continue to monitor the recoverability of its goodwill.

7. Accrued and Other Current Liabilities

As of September 30, 2011, accrued and other current liabilities were comprised of ($ in millions):

September 30, 2011
Accrued payroll and payroll related	$20
Accrued interest	10
Accrued transportation costs	11
Accrued restructuring costs	5
Accrued product liability	3
Other	30

Accrued and other current liabilities	$79

8. Debt

Debt as of September 30, 2011 is as follows ($ in millions):

September 30, 2011
Senior secured notes due January 1, 2018	$410
Asset-based credit facility	46
Other	2

Total debt	458
Current portion	(47)

Long-term debt	$411

On December 22, 2010, Atkore International issued senior secured notes (the “Notes”) of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, commencing on July 1, 2011. Atkore International’s obligations under the Notes are guaranteed on a stand-alone senior secured basis by the Company (the parent of Atkore International) and are full and unconditional on a joint and several senior secured basis, by each of Atkore International’s domestic subsidiaries that is a borrower under or that guarantees obligations under its credit facility. The Notes are redeemable at the Company’s option in whole or in part at any time, with not less than 30 nor more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the notes indenture. In addition, during any 12-month period prior to January 1, 2014, the Company may redeem up to $41 million of Notes at a redemption price of 103%, plus accrued interest. In the event that Atkore International raises additional equity prior to January 1, 2014, then, subject to the restrictions in the Notes, Atkore International may redeem up to 35% of the Notes at par, plus the coupon, plus accrued and unpaid interest up to the redemption date. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

On December 22, 2010, Atkore International also obtained an asset-based credit facility (“Credit Facility”) of up to $250 million, subject to borrowing base availability. As of September 30, 2011, $46 million was drawn. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. At September 30, 2011, the Company’s availability under the Credit Facility was $200 million. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25% to 2.75%, or an alternate base rate for U.S. dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants included, but are not limited to the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents.

As of September 30, 2011, the management believes that Atkore International was in compliance with all covenants of the Credit Facility. If the borrowing availability under the Credit Facility falls below certain levels, Atkore International would subsequently be required to maintain a minimum fixed charge coverage ratio. Atkore International was not subject to such financial covenant during the Successor Period.

As of September 30, 2011, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s fixed rate long-term debt was $373 million as of September 30, 2011. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes.

9. Income Taxes

Significant components of loss from continuing operations and income tax expense for the Successor Period and the Predecessor Period consisted of the following ($ in millions):

	Successor Company	Predecessor Company
	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Components of (loss) earnings from continuing operations before income taxes:
United States	$(19)	(1)
Non-U.S.	3	(2)
Total loss from continuing operations before income taxes	(16)	(3)
Income tax expense (benefit)
Current:
United States:
Federal	$—	1
State	2	1
Non-U.S.	1	1

Current income tax provision	3	3
Deferred:
United States:
Federal	(1)	(1)
State	(1)	—
Non-U.S.	—	(2)

Deferred income tax benefit	(2)	(3)

Total income tax expense	$1	—

The mix of foreign earnings and domestic losses, along with rate reconciling items as outlined below, impacts the effective tax rate for the periods. Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

	Successor Company	Predecessor Company
	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Statutory federal tax	35%	35%

Adjustments to reconcile to the effective income tax rate:

State Income Taxes	—	(7%)
Nondeductible transaction costs	(19%)	—

Valuation allowance	(4%)	(27%)
U.S. tax effects of unremitted foreign earnings	(21%)	—

Other	1%	(5%)

Effective income tax rate	(8%)	(4%)

The Company’s effective tax rate for the Successor Period ended September 30, 2011 differs from the statutory rate due to non-deductible costs associated with the Transactions and additional tax expense on earnings of foreign subsidiaries that are not indefinitely reinvested. For the Predecessor Period, the effective tax rate differs from the statutory rate primarily due to current year losses in jurisdictions for which no benefit is recognized due to valuation allowances recorded against deferred tax assets. Other differences include such items as non-deductible entertainment expenses, fines and penalties and other non-deductible costs.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions):

September 30, 2011
Deferred tax assets:
Accrued liabilities and reserves	$18
Tax loss and credit carryforwards	24

Postretirement benefits	14
Property, plant and equipment	3
Inventory	4
Other	4

$67

Deferred tax liabilities:
Property, plant and equipment	$(42)
Intangible assets	(101)
Other	(1)

(144)

Net deferred tax liability before valuation allowance	$(76)
Valuation allowance	(6)

Net deferred tax liability	$(83)

As of September 30, 2011, the Company has net operating loss carryforwards in the U.S. There were approximately $46 million of federal and $46 million of state net operating loss carryforwards which will expire in future years through 2029. As a result of the transaction, the federal net operating loss carryforwards are subject to Internal Revenue Code section 382 which provides an annual limitation on the amount of loss that can be used in future years. The company does not expect the limitation to impact the ability to utilize the losses prior to their expiration. In certain non-U.S. jurisdictions the Company has net operating loss carryforwards of $14 million which have an expiration period ranging from five years to unlimited.

The valuation allowance for deferred tax assets of $6 million as of September 30, 2011 relates principally to the uncertainty of the utilization of certain deferred tax assets, primarily tax loss carryforwards in Australia, United Kingdom, and United States. The valuation allowance was calculated and recorded when the Company determined that it was more-likely-than-not that all or a portion of the Company’s deferred tax assets would not be realized. The Company believes that it will generate sufficient future taxable income to realize the tax benefits related to the remaining net deferred tax assets on the consolidated balance sheet.

As of September 30, 2011, the Company had unrecognized tax benefits of $12 million which, if recognized, would affect the effective tax rate. The remaining balances would not impact the effective tax rate as a result of the indemnification agreement between the Company and Tyco. For uncertainties arising in the post-transaction period, the Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. No interest or penalties were accrued for the Successor Period. The Company had accrued interest and penalties related to unrecognized tax benefits of less than $1 million for the Predecessor Period. As of September 30, 2011, the Company accrued interest and penalties related to pre-transaction periods of $5 million in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows ($ in millions):

Successor Company
For the Period from December 23, 2010 to September 30, 2011
Balance as of December 22, 2010	$18

Additions based on tax positions related to prior years	1

Settlements	(7)

Balance as of September 30, 2011	$12

Predecessor Company
For the Period from September 25, 2010 to December 22, 2010
Balance as of September 24, 2010	$18

Additions based on tax positions related to prior years	—

Settlement	—

Balance as of December 22, 2010	$18

During the fourth quarter of fiscal year 2011, the Predecessor Company settled audits with various taxing jurisdictions resulting in a decrease of $7 million in the balance of unrecognized tax benefits. Tyco administers any audits with various taxing jurisdictions for all periods prior to December 22, 2010. These settlements relate to historical pre-transaction unrecognized tax benefits and are covered by the investment agreement between the Company and Tyco. Accordingly, the decrease in unrecognized tax benefits did not result in a benefit recorded to tax expense.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open To Audit
Australia	2005 -2010
Brazil	2005 -2010
Canada	2001 -2010
United Kingdom	2010
United States	1997 -2010

The Company’s income tax returns are examined periodically by various taxing authorities. The Company’s federal tax returns for periods 1997 through 2004 are currently under examination by the IRS and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $3 to $4 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the investment agreement relative to the periods prior to the transactions.

Other Income Tax Matters

As noted above, the Company has recorded a deferred tax liability of $3 million for U.S. and non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries which the Company does not consider to be indefinitely reinvested. Accordingly, the Company is recording the deferred tax liability associated with such earnings through tax expense for the Successor Period. The deferred tax liability would be realized should any of the previously undistributed earnings be distributed to the United States.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. For uncertain tax liabilities arising in the periods prior to the transactions that are resolved in a future period, the Company will seek repayment from Tyco under the terms of the investments agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $17 million on the consolidated balance sheet. For uncertain tax liabilities arising in the periods post the Transactions, however, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

Under the terms of the investment agreement entered into in connection with the Transactions, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries and their respective affiliates from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date. In addition, the Company has agreed to indemnify and hold harmless Tyco and its affiliates from and against any liability for any taxes of the Company with respect to any post-transaction tax period.

10. Postretirement Benefits

The Company sponsors a number of defined pension plans. The Company measures its pension plans as of its fiscal year- end. In connection with the Transactions, the Company has obtained updated pension valuations as of the Transaction date. The application of purchase accounting resulted in a reduction to the Company’s pension liabilities of $10 million.

The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain of its U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations which use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on local regulations and with the assistance of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. The defined benefit pension plans are presented combined as the non-U.S. plans are not material to the total of all plans to warrant separate disclosure.

The net periodic benefit cost was $1 million for the Predecessor Period.

The net periodic benefit cost for the Successor Period is as follows ($ in millions):

Service cost	$2
Interest cost	4
Expected return on plan assets	(4)

Net periodic benefit cost	$2

Weighted-average assumptions used to determine net periodic pension cost during the period:
Discount rate	5.5%
Expected return on plan assets	8.0%
Rate of compensation increase	0%

The estimated net actuarial loss for pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is expected to be $1 million.

The change in benefit obligations, plan assets and the amounts recognized on the consolidated balance sheet are as follows ($ in millions):

Not applicable00
September 30, 2011
Change in benefit obligations:
Benefit obligations as of December 23, 2010	$86
Service cost	2
Interest cost	4
Actuarial loss (gain)	10
Benefits and administrative expenses paid	(2)

Benefit obligations as of September 30, 2011	$100

Change in plan assets:
Fair value of plan assets as of December 23, 2010	$68
Actual return on plan assets	(3)
Employer contributions	2
Benefits and administrative expenses paid	(2)

Fair value of plan assets as of September 30, 2011	$65

Funded status	$(35)

Net amount recognized	$(35)

00000
September 30, 2011
Amounts recognized in the consolidated balance sheet consist of:
Pension liability	$(35)

Net amount recognized	$(35)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(18)

Total loss recognized	$(18)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.8%
Rate of compensation increase	Not applicable

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $100 million and $65 million, respectively, as of September 30, 2011.

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets by class, historical performance of asset classes over long-term periods, asset class performance expectations as well as current and future economic conditions.

The Company’s investment strategy for its pension plans is to manage the plans on a going-concern basis. Current investment policy is to maximize the return on assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for participants. For the pension plans, this policy targets a 60% allocation to equity securities and a 40% allocation to debt securities.

Pension plans have the following weighted-average asset allocations:

September 30, 2011
Asset Category:
Equity securities	52%
Debt securities	43%
Cash and cash equivalents	5%

Total	100%

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 30, 2011, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

The Company’s plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company’s asset allocations by level within the fair value hierarchy as of September 30, 2011 are presented in the table below for the Company’s defined benefit plans.

		September 30, 2011
	Level 1	Level 2	Level 3	Total
		($ in millions)
Equity securities:
U.S. equity securities	$6	$19	$—	$25
Non-U.S. equity securities	—	9	—	9
Fixed income securities:
Government and government agency securities	—	12	—	12
Corporate debt securities	—	6	—	6
Mortgage and other asset-backed securities	—	9	—	9
Cash and cash equivalents	4	—	—	4

Total	$10	$55	$—	$65

Equity securities consist primarily of publicly traded U.S. and non-U.S. equities. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Certain equity securities are held within commingled funds which are valued at the unitized net asset value (“NAV”) or percentage of the NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value would be determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 30, 2011, the Company does not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Cash and cash equivalents consist primarily of short-term commercial paper, and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

Transfers between levels of the fair value hierarchy (the “hierarchy”) are recognized on the actual date of the event or circumstance giving rise to the transfer, which generally coincides with the Company’s valuation process. In the third quarter of the Successor Period, $15 million of pension assets, classified as Level 1 as of September 24, 2010, were liquidated from the Tyco master trust and reinvested in equity funds and fixed income funds, which are Level 2 assets as of September 30, 2011.

The strategy of the Company’s investment managers with regard to the investments valued using NAV or its equivalent is to either match or exceed relevant benchmarks associated with the respective asset category. The underlying investment funds are available to be redeemed on a daily basis. None of the investments valued using NAV or its equivalent contain any redemption restrictions or unfunded commitments.

The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company contributed $2 million to its pension plans for the Successor Period, which represented the Company’s minimum required contributions to its pension plans for fiscal year 2011. No contribution was made during the Predecessor Period.

The Company anticipates that it will contribute at least the minimum required contribution to its pension plans in fiscal 2012 of $8 million.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid as follows ($ in millions):

2012	4
2013	4
2014	4
2015	5
2016	5
2017 – 2021	30

Defined Contribution Retirement Plans— The Company also sponsors several defined contribution retirement plans—the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $3 million and $1 million for the Successor Period and the Predecessor Period, respectively. Additionally, the Company maintains a Supplemental Executive Retirement Plan (“SERP”) that preceded the acquisition of AFC Cable Systems by Tyco. This plan is fully funded and inactive.

11. Stock Incentive Plan

On May 16, 2011, the Board of Directors of Atkore Group adopted the Atkore International Group Inc. Stock Incentive Plan (the “Stock Incentive Plan”). A maximum of 6 million shares are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan provides for stock purchases, and grants of other equity awards including non-qualified stock options, restricted stock, and restricted stock units, to officers and key employees.

Stock options vest ratably over five years. The cost of stock options, based on the fair market value of the shares on the date of grant, is being charged to selling, general and administrative expense over the respective vesting periods. Stock options become exercisable at a rate of one-fifth annually. All options and rights must be exercised within ten years from date of grant.

As of September 30, 2011, there were 1,039,350 stock options issued under the Stock Incentive Plan. The total compensation expense related to all share-based compensation plans was $1 million for the Successor Period.

The fair value of each of the Company’s options granted during the Successor Period were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

2011
Expected dividend yield	0%
Expected volatility	55%
Risk free interest rate	2.2%
Weighted average expected option life	6.3 years

The weighted-average grant-date fair value of options granted during the Successor Period was $2.87. No options were exercised during the Successor Period.

The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and the Company’s expected exercise patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of comparable companies. Dividends are not paid on common stock.

Stock option activity for the period December 23, 2010 to September 30, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 23, 2010	—	—	—	$—
Granted	1,049,600	$10	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	10,250	10	—	—

Outstanding as of September 30, 2011	1,039,350	10	9.65	—

Vested and unvested expected to vest as of September 30, 2011	934,390	10	9.65	—
Exercisable as of September 30, 2011	207,870	$10	9.65	—

As of September 30, 2011, there was $2 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted average period of 4 years.

As part of the Stock Incentive Plan, the Company issued a total of 283,200 shares of Atkore Group common stock during the Successor Period at a price of $10.00 per share for total gross proceeds of $3 million to certain key employees. The Stock Incentive Plan requires certain key employees to purchase 81,550 shares of Atkore Group common stock over a period of years subsequent to fiscal year 2011. The purchases of these shares would result in issuing an additional 224,150 of stock options.

12. Restructuring Charges

The net restructuring charges were $1 million and ($1) million for the Successor Period and the Predecessor Period, respectively, which were included in selling, general and administrative expense in the statement of operations.

Europe, Middle East, Australia (“EMEA”) Restructuring

During fiscal year 2011, the Company identified and pursued an opportunity for cost savings through restructuring activities and workforce reductions through migration of certain product lines to the UK facility, improving operating efficiencies across these product lines previously operated at the France manufacturing facility. The Company maintained a restructuring reserve related to the EMEA Restructuring of $2 million as of September 30, 2011. The reserve of $2 million relates to employee severance and benefits as well as other product line migration costs. The total restructuring payment of $2 million is expected to be completed by the end of fiscal year 2012.

2009 Program

During fiscal 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across all of the Company’s segments (the “2009 Program”). The Company maintained a restructuring reserve related to the 2009 Program of $1 million as of September 30, 2011. The reserve relates to employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. Restructuring charges during the Successor Period and the Predecessor Period related to the 2009 Program were $3 million and $1 million, respectively. For the Successor Period and the Predecessor Period, the Company utilized $3 million and $1 million of reserves, respectively. During the Successor Period, $4 million of reserves were reversed for previously contemplated actions that will not be taken. The total restructuring payment of $1 million is expected to be substantially completed by March 2012.

2007 Program

During fiscal 2007 and 2008, the Company launched a restructuring program to streamline some of its businesses and reduce its operational footprint (the “2007 Program”). The Company maintained a restructuring reserve related to the 2007 Program of $5 million as of September 30, 2011. The reserves relates to employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations through 2016. The Company incurred charges of $1 million and less than $1 million related to the 2007 Program for the Successor Period, and the Predecessor Period, respectively. For the Successor Period and the Predecessor Period, the Company utilized $1 million and less than $1 million of reserves, respectively. During the Successor Period and the Predecessor Period, respectively, $1 million and $2 million of reserves were reversed for previously contemplated actions that will not be taken.

Restructuring reserves

The roll-forward of the reserves is as follows ($ in millions):

	$00000	$00000	$00000	$00000
	EMEA	2009 Program	2007 Program	Total
Balance as of September 24, 2010	—	$5	$8	$13
Charges	—	1	—	1
Utilization	—	(1)	—	(1)
Reversals	—	—	(2)	(2)

Balance as of December 22, 2010	—	5	6	11
Charges	2	3	1	6
Utilization	—	(3)	(1)	(4)
Reversals	—	(4)	(1)	(5)

Balance as of September 30, 2011	$2	$1	$5	$8

Restructuring reserves related to the EMEA Restructuring, 2009, and 2007 Program, were included in the Company’s consolidated balance sheet as follows ($ in millions):

September 30. 2011
Accrued and other current liabilities	$5
Other liabilities	3

$8

13. Segment and Geographic Data

Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions, and assesses operating performance. The Company is comprised of two reportable segments – 1) Electrical and Infrastructure and 2) Engineered Products and Services. The product categories which pertain to each reportable segment follow:

Electrical and Infrastructure

•

Electrical Conduits—consists of tubular steel used for the protection and routing of electrical wire; products include electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit

•

Armored and Metal-Clad Cable—consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems

•	Cable Management Systems—consists of management systems that hold and protect electrical raceways such as cable tray, cable ladder and wire basket

Engineered Products and Services

•

Mechanical Tube—consists of commercial quality tubing in a variety of shapes and sizes for industrial applications such as agricultural buildings, conveyor belt tubing and highway signage; includes in-line galvanized steel tubing products for many OEM and structural applications, combining superior corrosion resistance and high-yield strength

•	Sheets and Plates—consists of slitting and cutting of structural sleet sheets sold primarily to service centers

•

Fence Framework—consists of high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality; also includes barbed tape products for high security perimeter fences

•

Fire Sprinkler Pipe—consists of steel pipe for low pressure sprinkler applications; A135 Sprinkler Pipe and complementary A53 pipe, used for low pressure conveyance of fluids and certain structural and fabrication applications

•	Metal Framing Systems—consists of metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications

•	Hollow Structural Sections—consists of square and round steel pipe used in a broad range of applications including commercial construction, OEM applications and water/gas well casings (A500)

Selected information by reportable segment is presented in the following tables ($ in millions):

	Successor Company	Predecessor Company
	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales(1):
Electrical and Infrastructure	$730	$204
Engineered Products and Services	587	154
Elimination of intersegment revenues	(19)	(6)

	$1,298	$352

Operating income (loss):
Electrical and Infrastructure	$63	$13
Engineered Products and Services	33	—
Corporate and Other	(75)	(5)

	$21	$8

Depreciation and amortization:
Electrical and Infrastructure	$18	$4
Engineered Products and Services	17	$3
Corporate and Other	1	—

	$36	$7

Capital expenditures:
Electrical and Infrastructure	$23	$5
Engineered Products and Services	11	4
Corporate and Other	8	3

	$42	$12

(1)	Amounts represent sales to external customers and related parties (see Note 3). No single customer represented 10% or more of the Company’s total net sales in any period presented.

The reconciliation of operating income to loss before taxes is as follows:

	Successor Company	Predecessor Company
	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Operating income	$21	$8
Interest expense, net	37	11

Loss before taxes	$(16)	$(3)

Corporate contains interest expense that is not allocated to the other segments. Total interest expense included in corporate is $38 million and $11 million for the Successor Period and the Predecessor Period, respectively.

Selected information by reportable segment is presented in the following table ($ in millions):

September 30, 2011
Total assets:
Electrical and Infrastructure	$679
Engineered Products and Services	622
Corporate and Other	98

$1,399

Selected information by geographic area is as follows ($ in millions):

	Successor Company	Predecessor Company
	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales:
United States	$1,064	$281
Other Americas	163	50
Europe	40	12
Asia—Pacific	31	9

	$1,298	$352

September 30, 2011
Long lived assets:
United States	$306
Other Americas	26
Europe	8
Asia—Pacific	5

$345

As of September 30, 2011, the long lived assets included $339 million of net fixed assets, $2 million SERP pension assets, and $3 million of other long lived assets.

Selected information by product category is presented in the following tables ($ in millions):

	Successor Company	Predecessor Company
	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales:
Electrical and Infrastructure
Electrical Conduits	$331	$87
Armored and Metal-Clad Cable	266	69
Cable Management Systems	133	48

Total Electrical and Infrastructure	730	204

Engineered Products and Services
Mechanical Tube	268	72
Sheets and Plates	55	18
Fence Framework	112	20
Fire Sprinkler Pipe	88	24
Metal Framing Systems	35	11
Hollow Structural Sections	29	9

Total Engineered Products and Services	587	154

Elimination of intersegment revenues	(19)	(6)

	$1,298	$352

14. Guarantor Financial Information

Under the indenture governing the senior secured notes entered into on December 22, 2010 by Atkore International, certain 100% owned U.S. subsidiaries of Atkore International provided a full and unconditional guarantee on a joint and several basis of the senior secured notes. Under the same indenture, Atkore also provided a full and unconditional guarantee of the senior secured notes. Atkore International is a 100% owned subsidiary of Atkore.

The Company refers to the Notes priority collateral and ABL priority collateral together as the “Collateral”. The Collateral does not include any capital stock of a subsidiary of Atkore , including Atkore International, to the extent that the pledge of such capital stock results in a requirement to file separate financial statements of such subsidiary under Rule 3-16 of Regulation S-X under the Securities Act, and any such capital stock covered by a pledge that triggers such a requirement to file financial statements of such subsidiary would be automatically released from being included in the collateral, but only to the extent necessary to not be subject to such requirement. Accordingly, a significant portion of the capital stock of the Issuer, Atkore International (NV) Inc., Allied Tube & Conduit Corporation, as well as a portion of the capital stock of WPFY and Atkore Foreign Holdings Inc. is currently not included in the pledge as collateral as a result of the filing of the registration statement.

The following tables present combining financial information for (a) Atkore, the parent guarantor, in Successor Period, (b) Atkore International, the borrower, in Successor Period, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis in Successor Period and on a combined basis in Predecessor Period. The following financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Successor Company

Consolidated Statement of Operations

For the Period from December 23, 2010 to September 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,087	$230	$(19)	$1,298
Cost of sales	—	—	927	201	(19)	1,109
Selling, general and administrative expenses	—	6	119	27	—	152
Transaction-related costs	—	16	—	—	—	16

Operating (loss) income	—	(22)	41	2	—	21
Interest expense, net	—	8	30	(1)	—	37

(Loss) income before income taxes	—	(30)	11	3	—	(16)
Income tax expense (benefit)	—	7	(7)	1	—	1
(Loss) income from subsidiaries	(17)	20	—	—	(3)	—

Net (loss) income	$(17)	$(17)	$18	$2	$(3)	$(17)

Predecessor Company

Combined Statement of Operations

For the Period from September 25, 2010 to December 22, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Combined
Net sales	$288	$70	$(6)	$352
Cost of sales	247	63	(6)	304
Selling, general and administrative expenses	31	9	—	40
Transaction-related costs	—	—	—	—

Operating income (loss)	10	(2)	—	8
Interest expense, net	10	1	—	11

Loss before income taxes	—	(3)	—	(3)
Income tax expense (benefit)	1	(1)	—	—

Net loss	$(1)	$(2)	$—	$(3)

Successor Company

Consolidated Balance Sheet

As of September 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$48	$—	$48
Accounts receivable, net	—	—	173	52	—	225
Receivables due from Tyco International Ltd and affiliates	—	—	4	—	—	4
Inventories	—	—	232	38	—	270
Prepaid expenses and other current assets	—	6	27	7	—	40
Deferred income taxes	—	—	14	2	—	16

Total current assets	—	6	450	147	—	603
Property, plant and equipment, net	—	—	304	35	—	339
Intangible assets, net	—	—	269	—	—	269
Goodwill	—	—	136	—	—	136
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd and affiliates			14			14
Investment in subsidiaries	570	604	—	—	(1,174)	—
Due from subsidiaries	—	399	—	—	(399)	—
Other assets	—	27	6	3	—	36

Total Assets	$570	$1,036	$1,179	$188	$(1,574)	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$46	$—	$1	$—	$47
Accounts payable	—	—	101	25	—	126
Income tax payable	—	—	4	—	—	4
Accrued and other current liabilities	—	10	55	14	—	79

Total current liabilities	—	56	160	40	—	256
Long-term debt	—	410	1	—	—	411
Deferred income taxes	—	—	101	—	—	101
Intercompany payable	—	—	396	3	(399)	—
Income tax payable	—	—	13	—	—	13
Pension liability	—	—	35	—	—	35
Other liabilities	—	—	13	1	(1)	13

Total Liabilities	—	466	719	44	(400)	829

Shareholder’s Equity:
Common shares and additional paid in capital	604	604	452	149	(1,208)	604
Retained earnings	(17)	(17)	18	2	—	(17)
Accumulated other comprehensive income	(17)	(17)	(10)	(7)	34	(17)

Total Shareholder’s Equity	570	570	460	144	(1,174)	570

Total Liabilities and Equity	$570	$1,036	$1,179	$188	$(1,574)	$1,399

Successor Company

Consolidated Statement of Cash Flows

For the Period from December 23, 2010 to September 30, 2011

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used in) provided by operating activities	$—	$(18)	$45	$41	$—	$68

Cash flows from investing activities:
Capital expenditures	—	—	(31)	(8)	—	(39)
Change in due to (from) subsidiaries	—	12	—	—	(12)	—
Purchase price adjustment	—	—	(12)	—	—	(12)
Other	—	—	—	1	—	1

Net cash provided by (used in) investing activities	—	12	(43)	(7)	(12)	(50)

Cash flows from financing activities
Payments of long-term debt due to Tyco International Ltd. and affiliates, net	—	—	(400)	—	—	(400)
Proceeds from issuance of senior secured notes	—	410	—	—	—	410
Increase in debt outstanding under credit facility	—	46	—	—	—	46
Issuance of long-term debt to subsidiaries	—	(411)	—	—	—	(411)
Proceeds of long-term debt from Atkore International Inc.	—	—	399	—	12	411
Payment of debt issuance costs	—	(38)	—	—	—	(38)
Change in due to (from) subsidiaries	—	—	(1)	1	—	—
Payments of short-term debt	—	—	—	(3)	—	(3)
Proceeds from short-term debt	—	—	—	1	—	1
Proceeds from sale of common stock	—	3	—	—	—	3
Capital contribution	—	(4)	—	4	—	—

Net cash provided by (used in) financing activities	—	6	(2)	3	12	19

Effect of currency translation on cash	—	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	—	—	34	—	34

Cash and cash equivalents at beginning of period	—	—	—	14	—	14

Cash and cash equivalents at end of period	$—	$—	$—	$48	$—	$48

Predecessor Company

Combined Statement of Cash Flows

For the Period from September 25, 2010 to December 22, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Atkore Combined
Cash flows (used in) provided by operating activities	$(77)	$10	$(67)

Cash flows from investing activities:
Capital expenditures	(10)	(2)	(12)
Change in due to (from) Tyco International Ltd. and affiliates	405	(48)	357

Net cash provided by (used in) investing activities	395	(50)	345

Cash flows from financing activities
Payments of long-term debt due to Tyco International Ltd. and affiliates, net	(135)	(165)	(300)
Proceeds from short-term debt	—	4	4
Change in parent company investment	(183)	182	(1)

Net cash (used in) provided by financing activities	(318)	21	(297)

Net decrease in cash and cash equivalents	—	(19)	(19)

Cash and cash equivalents at beginning of period	—	33	33

Cash and cash equivalents at end of period	$—	$14	$14

15. Commitments and Contingencies

Contractual Obligations

The following table sets forth the Company’s contractual obligations as of September 30, 2011 ($ in millions):

	Estimated Payments Due by Fiscal Year
	2012	2013	2014	2015	2016	Later Fiscal Years	Total
	($ in millions)
Contractual obligations:
Senior Secured Notes	$—	$—	$—	$—	$—	$410	$410
ABL Credit Facility	46	—	—	—	—	—	46
Interest expense (a)	43	43	43	43	41	40	253
Purchase commitments	123	3	3	2	—	—	131
Estimated Pension Contribution (b)	8	—	—	—	—	—	8
Operating lease obligations	6	6	6	4	3	2	27

Total (c)	$226	$52	$52	$49	$44	$452	$875

(a)	Represents estimated interest expense related to the indebtedness as of September 30, 2011. As of September 30, 2011, the Company has $410 million in Senior Secured Notes due January 1, 2018 and $46 million drawn on the ABL Credit Facility.

(b)	Represents the estimated minimum required contribution of $8 million to its pension plans in fiscal 2012.

(c)	As of September 30, 2011, the Company had gross unrecognized tax benefits of $12 million and gross interest and penalties of $5 million, $3 million of which has been classified as a current payable as payment is expected within one year. Such amounts have been excluded from the above contractual obligations table.

Legal Contingencies—The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. As of September 30, 2011, the Company has an accrual of $8 million within other long term liabilities in the consolidated balance sheet for this matter. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $8 million to $16 million.

In October 2010, the Company was notified of an assessment by the Rio Grande do Sul State Treasury Secretariat related to the appropriateness of certain value added tax credits taken in Brazil during the periods 2005 to 2007. The Company believes the position was in accordance with the applicable law based in part upon the findings of the third party that assisted us in documenting and responding to the notice. The Company believes it will be successful in defending its position. The Company does not believe that the liability is probable or reasonably estimable and accordingly has not recorded a loss contingency related to this matter. The Brazilian government alleges that the Company owes $10 million in taxes, penalties and interest. The Company believes that the likelihood that it will incur a loss in the full amount of taxes, penalties and interest alleged to be owed by the Company is remote. At this time, the Company cannot estimate the range of reasonably possible losses, if any, as the Company is in the early stages of its evaluation of the Brazilian government’s allegations. The Company consults on a quarterly basis, external counsel and local internal counsel representing the Company in this matter to receive updates and assess if a liability is probable and reasonably estimable.

From time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, employment matters and similar matters. These claims currently include a wrongful termination lawsuit in Ontario, Canada and other employment disputes in which the Company is a defendant. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material impact on its financial statements. The range of reasonably possible losses related to these matters is from $1 to $5 million, in the aggregate. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its financial statements.

16. Guarantees

The Company has an outstanding letter of credit for $3 million supporting workers compensation and liability insurance policies, and another letter of credit of $1 million supporting a foreign line of credit. The Company also has $5 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third-parties ($13 million) and provided financial guarantees for financial commitments ($5 million) on behalf of the Company. Tyco intends to obtain releases from the guarantees related to the Company.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company’s financial statements.

In the normal course of business, the Company is liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect the Company’s financial statements.

17. Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of September 30, 2011. See Note 8 for the fair value of the Company’s debt.

18. Selected Quarterly Data (Unaudited)

The Company reports its interim quarterly periods on a 13-week basis ending on a Friday with the fiscal year ending on September 30 for 2011. In 2011 the Company’s interim quarterly periods ended for the Successor Period on December 24, March 25, and June 24, and September 30, respectively.

Select quarterly financial information is presented in the table below for the quarterly period of fiscal year 2011, which is the first year of the Company’s existence as an independent, stand-alone entity ($ in millions)

	Predecessor Company	Successor Company
	For the period from September 25, 2010 to December 22, 2010	December 24	March 25	June 24	September 30
Net Sales	$352	$—	$406	$429	$463
Gross profit	48	—	65	79	45
Net Loss (income)	$(3)	$(15)	$4	$13	$(19)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

	Balance at Beginning of Year	Additions Charged to Income	Write offs and Other	Deductions	Balance at End of Year
Accounts Receivable:
Successor Company
For the period from December 23, 2010 to September 30, 2011	$—	$2	$—	$—	$2

Predecessor Company
For the period from September 25, 2010 to December 22, 2010	$10	$2	$(2)	$—	$10

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC

By:	/s/ John P. Williamson
John P. Williamson
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: December 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of December 16, 2011, by the following persons on behalf of the Company and in the capacities indicated.

/s/ John P. Williamson John P. Williamson	President and Chief Executive Officer, and Director (Principal Executive Officer)

/s/ Karl J. Schmidt Karl J. Schmidt	Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting officer)

/s/ Phillip W. Knisley Phillip W. Knisley	Chairman and Director

/s/ Mark P. Armstrong Mark P. Armstrong	Director

/s/ James G. Berges James G. Berges	Director

/s/ Arun Nayar Arun Nayar	Director

/s/ George R. Oliver George R. Oliver	Director

/s/ Nathan K. Sleeper Nathan K. Sleeper	Director

/s/ J. L. Zrebiec J. L. Zrebiec	Director

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2*	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act.*

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.*

*	filed herewith