Form 10-Q
period 2011-12-30
Atkore International Holdings Inc.
filed 2012-02-09
CIK 1521722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 333-174689

ATKORE INTERNATIONAL HOLDINGS INC.

(Exact name of registrant as specified in its charter)

Delaware	80-0661126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

16100 South Lathrop Avenue, Harvey, Illinois 60426

(Address of principal executive offices) (Zip Code)

708-339-1610

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of February 1, 2012, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on February 1, 2012.

ATKORE INTERNATIONAL HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q filed by Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as “the Company,” “we,” “our,” “us,” or “Atkore”) with the Securities and Exchange Commission (“SEC”) contains statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by statue. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and readers are cautioned not to place undue reliance on such statements. Factors that could cause actual events or results to differ materially from the events or results described in any forward-looking statements include, but are not limited to: the sustained downturn in the non-residential construction industry; fluctuations in the price of raw materials; our reliance on the availability and cost of freight and energy; changes in governmental regulation, including the National Electrical Code or other legislation and regulation; risks relating to doing business internationally; claims for damages for defective products; our ability to generate or raise capital in the future; risk of material environmental, health and safety liabilities and obligations; changes in the source and intensity of competition in business; the level of similar product imports into North America; our reliance on a small number of customers; work stoppages, employee strikes and other production disputes; our significant financial obligations relating to pension plans; unplanned outages at our facilities and other unforeseen disruptions; our ability to protect and enforce our intellectual property rights; our ability to attract and retain qualified employees; the reliability of our information systems; risks inherent in acquisitions and the financing thereof; risks relating to us operating as a stand-alone company; our substantial indebtedness and our ability to incur further indebtedness; limitations on our business under the instruments governing out indebtedness; and the risk that the benefits from the Transactions (as defined herein) may not be fully realized or may take longer to realize than expected.

You should read carefully the factors described under the section titled, “Risk Factors,” in the Company’s Registration Statement on Form S-4 filed with the SEC, as declared effective on October 19, 2011 and other filings with the SEC. These and other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. These factors may not constitute all factors that could cause actual results to differ materially. We operate in a continually changing business environment. New factors emerge from time to time, and it is not possible to predict all risks that may affect us. We assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in forward-looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should be viewed as historical data.

Part I. Financial Information

Item 1. Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Consolidated Successor Company	Consolidated Successor Company	Combined Predecessor Company
(in millions)	For the Three Months Ended December 30, 2011	For the Period from December 23, 2010 to December 24, 2010	For the Period from September 25, 2010 to December 22, 2010
Net sales	$379	$—	$352
Costs and expenses
Cost of sales	334	—	304
Selling, general and administrative	45	—	40
Transaction-related costs	—	15	—

Operating (loss) income	—	(15)	8
Interest expense, net	12	—	11

Loss before income taxes	(12)	(15)	(3)
Income tax benefit	4	—	—

Net loss	$(8)	$(15)	$(3)

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	December 30, 2011	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$42	$48
Accounts receivable, less allowance for doubtful accounts of $2 million and $2 million, respectively	201	225
Receivables due from Tyco International Ltd. and its affiliates (see Note 2)	4	4
Inventories, net (see Note 3)	284	270
Prepaid expenses and other current assets	46	40
Deferred income taxes	16	16

Total current assets	593	603

Property, plant and equipment, net (see Note 4)	331	339
Intangible assets, net (see Note 5)	267	269
Goodwill (see Note 5)	136	136
Deferred income taxes	2	2
Receivables due from Tyco International Ltd. and its affiliates (see Note 2)	15	14
Other assets	34	36

Total Assets	$1,378	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 7)	$50	$47
Accounts payable	121	126
Income tax payable	4	4
Accrued and other current liabilities (see Note 6)	73	79

Total current liabilities	248	256

Long-term debt (see Note 7)	411	411
Deferred income taxes	97	101
Income tax payable	14	13
Pension liabilities	35	35
Other long-term liabilities	11	13

Total Liabilities	816	829

Company Shareholders’ Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	604	604
Accumulated deficit	(25)	(17)
Accumulated other comprehensive loss	(17)	(17)

Total Company Shareholders’ Equity	562	570

Total Liabilities and Shareholders’ Equity	$1,378	$1,399

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (unaudited)

(in millions)	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance at September 30, 2011	$—	$604	$(17)	$(17)	570
Comprehensive loss:
Net loss	—	—	(8)	—	(8)
Foreign currency translation	—	—	—	—	—

Comprehensive loss	—	—	—	—	(8)

Balance at December 30, 2011	$—	$604	$(25)	$(17)	$562

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Consolidated Successor Company	Consolidated Successor Company	Combined Predecessor Company
(in millions)	For the Three Months Ended December 30, 2011	For the Period from December 23, 2010 to December 24, 2010	For the Period from September 25, 2010 to December 22, 2010
Operating activities
Net loss	$(8)	$(15)	$(3)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	13	—	7
Amortization of debt issuance costs	2	—	—
Deferred income taxes	(4)	—	(6)
Provision for losses on accounts receivable and inventory	1	—	3
Other items	1	—	2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	24	14	(18)
Prepaid expenses and other current assets	(4)	—	(2)
Inventories	(15)	—	(10)
Accounts payable	(6)	—	(34)
Income taxes payable	(1)	—	2
Accrued and other liabilities	(5)	4	(8)
Other	1	—	—

Net cash (used for) provided by operating activities	(1)	3	(67)

Investing activities
Capital expenditures	(6)	—	(12)
Change in due to (from) Tyco International Ltd. and its affiliates	—	—	357
Purchase price adjustments	—	(7)	—
Acquisitions of businesses	(2)	—	—

Net cash (used for) provided by investing activities	(8)	(7)	345

Financing activities
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	(400)	(300)
Proceeds from issuance of senior secured notes	—	410	—
Borrowings under credit facility, net	2	55	—
Payment of debt issuance costs	—	(33)	—
Proceeds from short-term debt	1	—	4
Change in parent company investment	—	—	(1)

Net cash provided by (used for) financing activities	3	32	(297)

Effects of foreign exchange rate changes on cash and cash equivalents	—	—	—

(Decrease) increase in cash and cash equivalents	(6)	28	(19)
Cash and cash equivalents at beginning of period	48	14	33

Cash and cash equivalents at end of period	$42	$42	$14

Supplementary Cash Flow information
Interest paid	$1	$—	$11
Income taxes paid, net of refunds	1	—	1

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

ATKORE INTERNATIONAL HOLDINGS INC. AND SUBSIDIARIES

NOTES TO CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation and Summary of Significant Accounting Policies

Organization and Ownership Structure—Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as the “Company,” or “Atkore”) was incorporated in the State of Delaware on November 4, 2010. The Company is 100% owned by Atkore International Group Inc., (“Atkore Group”). The Company is the sole owner of Atkore International, Inc. (“Atkore International”). Prior to the transactions described below, all the capital stock of Atkore International was owned by Tyco International Ltd. (“Tyco” or the “Parent Company”). The business of Atkore International was operated as the Tyco Electrical and Metal Products (“TEMP”) business of Tyco (referred to herein as the “Predecessor Company”). Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

The Transactions—On November 9, 2010, Tyco announced that it entered into an agreement to sell a majority interest in TEMP to an affiliate of the private equity firm Clayton Dubilier & Rice, LLC (“CD&R”). On December 22, 2010, the transaction closed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the “Preferred Stock”) of Atkore Group. The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore Group. On December 22, 2010, Atkore Group also issued common stock (the “Common Stock”) to a Tyco subsidiary that initially represented the remaining 49% of the outstanding capital stock of Atkore Group. Atkore Group continues to be the sole owner of the Company, which in turn continues to be the sole owner of Atkore International. Subsequent to December 22, 2010, Atkore has operated as an independent, stand-alone entity (referred to herein as the “Successor Company”). The aforementioned transactions described in this paragraph are referred to herein as the “Transactions.”

Basis of Presentation—The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instruction to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the Annual Report on Form 10-K for the year ended September 30, 2011 and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the accompanying condensed financial statements.

The consolidated financial statements for the Successor Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control the entities through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to any of the consolidated financial statements presented. All the significant intercompany balances and transactions have been eliminated in consolidation.

The combined financial statements for the predecessor period, from September 25, 2010 through December 22, 2010 (the “Predecessor Period”) include the assets and liabilities used in operating the Predecessor Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control the entities through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to the combined financial statements presented. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the combined financial statements from the effective date of acquisition or up to the date of disposal.

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

Description of Business—The Company is engaged in the design, manufacture and distribution of electrical conduits, cable products, steel tube and pipe products. Effective October 1, 2011, the Company reorganized its segments to better align the Company’s business with how the Company’s Chief Operating Decision Maker (CODM) reviews operating results for the purposes of allocating resources and managing performance. After this reorganization, the Company continues to have two reportable segments – 1) Global Pipe, Tube and Conduit, and 2) Global Cable and Cable Management. The Company reflects in “Corporate and Other” all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in ASC 280, Segment Reporting. The company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable and Cable Management and Electrical Conduits is now part of Global Pipe, Tube and Conduit. In compliance with ASC 280, Segment Reporting, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Conduit - consists of tubular steel used for the protection and routing of electrical wire; products include electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fitting.

•

Pipe & Tube - consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications; and commercial quality tubing in a variety of shapes and sizes for industrial applications such as agricultural buildings, conveyor belt tubing and highway signage, including in-line galvanized steel tubing products for many OEM and structural applications, high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality; and barbed tape products for high security perimeter fences

Global Cable & Cable Management

•	Cable - consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems

•

Cable Management- consists of systems that hold and protect electrical raceways such as cable tray, cable ladder and wire basket; also includes metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications

Corporate and other contains those items that are not included in the Company’s two segments (see Note 12).

Reclassification— We have reclassified certain prior-period amounts to conform to the current-period presentation. Included with reclassification is a restatement for the reorganization of two reportable segments, as described above.

Fiscal Year—The Company has a 52- or 53- week fiscal year that ends on the last Friday in September. It is our practice to establish quarterly closing using a 4-5-4 calendar. Fiscal 2012 is a 52-week fiscal year. The first quarter of fiscal 2012 ended on December 30, 2011. Fiscal 2011 was a 53-week fiscal year and ended on September 30, 2011.

Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities and reported amounts of revenues and expenses. Significant estimates in these financial statements include allowances for doubtful accounts receivable, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates of total costs for contracts under percentage-of-completion method, loss contingencies, net realizable value of inventories, legal liabilities, income taxes and tax valuation allowances, and pension and postretirement employee benefit liabilities. Actual results could differ materially from these estimates.

Recently Issued Accounting Pronouncements— In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). This update was issued to effectively defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard is effective retrospectively for fiscal years and interim periods within these years beginning after December 15, 2011 (fiscal year 2013 for the Company), with early adoption permitted. The Company continues to evaluate which method it will utilize to present items of net income and other comprehensive income.

In November 2011, the FASB issued Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU No. 2011-11”). The amendments in ASU No. 2011-11 require an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods (fiscal year 2014 for the Company). An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is evaluating the disclosure impact of this guidance.

In September 2011, the FASB issued Accounting Standards Update No. 2011-09, Compensation-Retirement Benefits-Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan (“ASU No. 2011-09”). The amendments in ASU No. 2011-09 require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. The amendments are effective for annual periods for fiscal years ending after December 15, 2011 (fiscal year 2012 for the Company), with early adoption permitted. ASU No. 2011-09 should be applied retrospectively for all prior periods presented. The Company is evaluating the disclosure impact of this guidance.

2. Related Party Transactions

Trade Activity and Indemnification with Tyco— The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	December 30, 2011	September 30, 2011
Accounts Receivable (Trade)	$1	$3
Receivables due from Tyco and its affiliates-current and noncurrent (see Note 8)	$19	$18

	Successor Company		Predecessor Company
	For the Three Months Ended December 30, 2011	For the period from December 23, 2010 to December 24, 2010	For the period from September 25, 2010 to December 22, 2010
Purchases	$1	$—	$1
Sales	4	—	6
Cost of Sales	3	—	5

Other Related Party Trade Activity— An affiliate of CD&R currently owns equity positions in two of the Company’s customers to which the Company sold an aggregate of $12 million of products during the three months ended December 30, 2011; the associated cost of sales was $10 million. Accounts receivable from the two customers totaled $13 million and $13 million as of December 30, 2011 and September 30, 2011, respectively.

Debt—The Company repaid $400 million and $300 million owed to Tyco and affiliates for the period from December 23, 2010 to December 24, 2010 and the Predecessor Period, respectively.

Parent Company Investment—During the Predecessor Period, this account included transactions with the Predecessor Company’s parent for items such as tax payments, dividends and capital contributions.

Interest Expense, Net— The Company recognized $11 million of interest expense associated with the debt due to Tyco and its affiliates during the Predecessor Period. The Company recognized less than $1 million of interest income associated with cash to be transferred from Tyco’s cash management system during the Predecessor Period. Subsequent to December 24, 2010, the Company no longer had any debt owed to Tyco.

Insurable Liabilities—Prior to December 23, 2010, the Company was insured for workers’ compensation, general and auto liabilities by a captive insurance company that was wholly-owned by Tyco. The Company paid a premium to obtain insurance coverage during the Predecessor Period. Premiums expensed by the Company were $1 million for the Predecessor Period, and are included in the selling, general and administrative expenses in the combined statements of operations.

Allocated Expenses—Prior to December 23, 2010, the Company was allocated corporate overhead expenses from Tyco for corporate-related functions based on a pro-rata percentage of the Company’s net revenue to Tyco’s consolidated net revenue. Corporate overhead expenses related primarily to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. During the Predecessor Period, the Company was allocated $4 million of general corporate expenses incurred by Tyco, which are included within selling, general and administrative expenses in the combined statements of operations.

Transaction Costs and Debt Issuance Costs—For the period from December 23, 2010 to December 24, 2010, in connection with the Transactions, the Company paid fees to CD&R of $6 million.

Management Fees—The Company is obligated to pay $6 million aggregate annual management fee to Tyco and CD&R, subsequent to the Transactions. Such fees are to be paid quarterly, in advance, except that the fee for the first calendar quarter of 2011 was paid in arrears. The Company paid $2 million for the three months ended December 30, 2011 which is included in selling, general, and administrative expense. The management fee is payable to CD&R and Tyco based upon their pro-rata ownership percentage.

3. Inventories

As of December 30, 2011 and September 30, 2011, inventories were comprised of ($ in millions):

	December 30, 2011	September 30, 2011
Purchased materials and manufactured parts	$124	$105
Work in process	27	28
Finished goods	133	137

Inventories	$284	$270

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

4. Property, Plant and Equipment

As of December 30, 2011 and September 30, 2011, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	December 30, 2011	September 30, 2011
Land	$20	$20
Buildings and related improvements	119	119
Machinery and equipment	189	184
Leasehold improvements	3	3
Construction in progress	36	39

Property, plant and equipment	367	365
Accumulated depreciation	(36)	(26)

Property, plant and equipment, net	$331	$339

Depreciation expense was $10 million and $7 million for the three months ended December 30, 2011 and the Predecessor Period, respectively.

5. Goodwill and Intangible Assets

The Company’s intangible assets relate primarily to customer relationships and indefinite-lived trade names/trademarks, specifically within the Company’s North American businesses.

Customer relationships – The Company’s key customers are primarily wholesalers and national distributors. The Company provides products and services to these customers who ultimately target a variety of end markets. The relationships with customers are driven by high quality service in addition to the products that the Company sells. The overall terms of these relationships are based on purchase orders and are not contractually-based. The selection of the remaining useful lives for the customers is based on past customer retention experience.

Trade names/trademarks – The Company’s products are marketed under many well recognized trade names/trademarks, including the Company’s primary brands, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power Strut®, Columbia MBF®, Cope®, GEM®, Telespar ®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, ABF® and Razor Ribbon®, among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.

The fair value estimates related to the customer relationships were based on the multi-period excess earnings method, while the trade names/trademarks were based on the relief-from-royalty method. The Company relied upon projections for each of its North America businesses as a basis for developing its valuations for the intangible assets.

The following table provides the gross carrying value and accumulated amortization for intangible assets ($ in millions):

	December 30, 2011	September 30, 2011
Customer relationships	$182	$181
Trade names/trademarks	98	98

Intangible assets	280	279
Accumulated amortization on customer relationships	(13)	(10)

Intangible assets, net	$267	$269

The weighted-average amortization period for the $182 million of customer relationships recorded in connection with the Transactions is 13.5 years. Customer relationships are amortized using the straight-line assumption as it is consistent with the pattern of benefit demonstrated by the asset’s expected cash flow stream. Trade names/trademarks have indefinite lives and are not subject to amortization.

Amortization expense was $3 million for the three months ended December 30, 2011. There was less than $1 million of amortization expense in the Predecessor Period. The Company estimates that the aggregate amortization expenses will be $13 million in fiscal 2012, $13 million in fiscal 2013, $13 million in fiscal 2014, $13 million in fiscal 2015, $13 million in fiscal 2016, $13 million in fiscal 2017, and $94 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, changes in foreign currency rates, impairment of intangible assets, and other events.

As of December 30, 2011 and September 30, 2011, the amount of goodwill by operating segment was as follows ($ in millions):

	December 30, 2011	September 30, 2011*
Global Pipe, Tube and Conduit	$91	$91
Global Cable and Cable Management	45	45

Total goodwill	$136	$136

*	Goodwill by operating segment at September 30, 2011 has been restated to reflect the changes in reportable segments described in Note 1.

The Company tests its goodwill annually for impairment on the first day of the fourth quarter or earlier if a triggering event occurs. The Company had a triggering event in the quarter ended December 30, 2011 as a result of the reorganization of segments (see Note 12). The result of impairment testing is that no goodwill impairments exist as of December 30, 2011. The fair values of the reporting units exceeded their respective carrying amounts by 10% or more, except at the Pipe, Tube and Conduit: North America and AFC Cable: North America reporting units. The fair value of the Pipe, Tube and Conduit: North America and AFC Cable: North America reporting units exceeded their carrying values by 5% and 8%, respectively. The Pipe, Tube and Conduit: North America and AFC Cable: North America reporting units’ goodwill balances at December 30, 2011 are $91 million and $31 million, respectively. Adverse changes to the Company’s business environment, changes to the Company’s future cash flows and changes to the discount rate and terminal growth rate could cause the Company to record impairment charges in future periods which could be material.

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

Decrease in fair value	10 basis point increase in discount rate	10 basis point decrease in terminal growth rate
Pipe, Tube and Conduit: North America	$7	$3
AFC Cable: North America	$2	$1

The valuation of the Pipe, Tube and Conduit: North America and AFC Cable: North America reporting units concluded the fair values exceeded carrying values by $33 million and $7 million, respectively. The decreases in fair value for the sensitivity analysis would not have indicated that the Company failed step one goodwill impairment analysis of Pipe, Tube and Conduit: North America or AFC Cable: North America. The Company will continue to monitor the recoverability of its goodwill.

6. Accrued and Other Current Liabilities

As of December 30, 2011 and September 30, 2011, accrued and other current liabilities were comprised of ($ in millions):

	December 30, 2011	September 30, 2011
Accrued payroll and payroll related	$13	$20
Accrued interest	20	10
Accrued transportation costs	9	11
Other	31	38

Accrued and other current liabilities	$73	$79

7. Debt

Debt as of December 30, 2010 and September 30, 2011 was as follows ($ in millions):

	December 30, 2011	September 30, 2011
Senior secured notes due January 1, 2018	$410	$410
Asset-based credit facility	48	46
Other	3	2

Total debt	461	458
Current portion	(50)	(47)

Long-term debt	$411	$411

On December 22, 2010, Atkore International issued senior secured notes (the “Notes”) in the principal amount of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, commencing on July 1, 2011. Atkore International’s obligations under the Notes are guaranteed on a stand-alone senior secured basis by the Company (the direct parent of Atkore International) and are full and unconditional on a joint and several senior secured basis, by each of Atkore International’s domestic subsidiaries that is a borrower or guarantor under the Credit Facility (as defined below). The Notes are redeemable at the Company’s option in whole or in part at any time, with not less than 30 nor more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the indenture governing the notes. In addition, during any 12-month period prior to January 1, 2014, the Company may redeem up to $41 million of the Notes at a redemption price of 103%, plus accrued interest. In the event that Atkore International raises additional equity prior to January 1, 2014, then, subject to the restrictions in the Notes, Atkore International may redeem up to 35% of the Notes at par, plus the coupon, plus accrued and unpaid interest up to the redemption date. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including, without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

On December 22, 2010, Atkore International also obtained an asset-based credit facility (“Credit Facility”) of up to $250 million, subject to borrowing base availability. As of December 30, 2011 and September 30, 2011, $48 million and $46 million were drawn, respectively. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. The Company’s availability under the Credit Facility was $195 million and $200 million as of December 30, 2011 and September 30, 2011, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25% to 2.75%, or an alternate base rate for U.S. dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents.

As of December 30, 2011, management believes that Atkore International was in compliance with all covenants of the Credit Facility. If the borrowing availability under the Credit Facility falls below certain levels, Atkore International would subsequently be required to maintain a minimum fixed charge coverage ratio. Atkore International was not subject to such financial covenant during any period subsequent to the establishment of the Credit Facility.

As of December 30, 2011, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s fixed rate long-term debt was $388 million as of December 30, 2011. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes.

8. Income Taxes

For the three months ended December 30, 2011 and for the Predecessor Period, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 31.8% and (4.0)%, respectively.

The effective tax rate for the three months ended December 30, 2011 varied from the U.S. statutory tax rate primarily as a result of the impact of incurring additional losses without an associated tax benefit in foreign jurisdictions.

The effective tax rate in the Predecessor Period varied from the U.S. statutory tax rate as a result of the mix of earnings geographically, including the impact of incurring additional losses without an associated tax benefit, adjustments to the Company’s unrecognized tax benefits, and the impact of non-deductible expenses.

The Company has not had a significant change to its unrecognized tax benefits since September 30, 2011.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2005 – 2010
Brazil	2005 – 2010
Canada	2001 – 2010
United Kingdom	2010
U.S	1997 – 2010

The Company’s income tax returns are examined periodically by various taxing authorities. Based upon the lapsing of various statutes of limitations and on the current status of its federal and state income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $3 to $4 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of an investment agreement entered into in connection with the Transactions relative to the periods prior to the Transactions.

At each balance sheet date, management evaluates whether it is more likely than not that the Company’s deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of December 30, 2011, the Company had recorded net deferred tax liabilities of $79 million, which includes valuation allowances of $6 million. Depending on prevailing economic conditions, future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances to be recorded in future reporting periods related to the Company’s deferred tax assets.

Other Income Tax Matters

For the fiscal year ended September 30, 2011, the Company recorded a deferred tax liability of $3 million for U.S. and non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries which the Company does not consider to be indefinitely reinvested. There have been no significant changes for the quarter that would require changes to the balance previously recorded.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. For uncertain tax liabilities arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of the investment agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $17 million on the consolidated balance sheet. For uncertain tax liabilities arising in the periods following the Transactions, however, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

Under the terms of an investment agreement entered into in connection with the Transactions, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries and their respective affiliates from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. In addition, the Company has agreed to indemnify and hold harmless Tyco and its affiliates from and against any liability for any taxes of the Company with respect to any post-Transaction tax period.

9. Postretirement Benefits

The Company sponsors a number of defined pension plans. The Company measures its pension plans as of its fiscal year-end.

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

The net periodic benefit cost was $1 million for the period from September 25, 2010 to December 22, 2010.

The net periodic benefit cost for the three months ended December 30, 2011 was as follows ($ in millions):

For the Three Months Ended December 30, 2011
Service cost	$1
Interest cost	1
Expected return on plan assets	(1)
Amortization of actuarial loss	—

Net periodic benefit cost	$1

The Company contributed $1 million to its pension plans during three months ended December 30, 2011. No contribution was made during the Predecessor Period.

10. Stock Incentive Plan

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

Stock options vest ratably over five years. The cost of stock options, based on the fair market value of the shares on the date of grant, is being charged to selling, general and administrative expense over the respective vesting periods. All options and rights must be exercised within ten years from the date of grant.

There were 1,737,998 and 1,039,350 stock options to purchase shares of Atkore Group common stock issued under the Stock Incentive Plan as of December 30, 2011 and September 30, 2011, respectively. The total compensation expense related to all share-based compensation plans was less than $1 million for the three months ended December 30, 2011 which is included in selling, general, and administrative expense.

The fair value of each of Atkore Group’s options granted during the three months ended December 30, 2011 were estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

For the Three Months Ended December 30, 2011
Expected dividend yield	0%
Expected volatility	60%
Risk free interest rate	1.32%
Weighted average expected option life	6.5 years

The weighted-average grant-date fair value of options granted during the three months ended December 30, 2011 was $3.40. No options were exercised during three months ended December 30, 2011.

The expected life of options represents the weighted average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and expected exercise patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of comparable companies. Dividends are not paid on common stock.

Stock option activity for the period September 30, 2011 to December 30, 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 30, 2011	1,039,350	$10	9.65	$—
Granted	709,048	10	9.94	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	10,400	10	—	—

Outstanding as of December 30, 2011	1,737,998	10	9.62	—
Vested and unvested expected to vest as of December 30, 2011	1,582,783	10	9.62	—
Exercisable as of December 30, 2011	207,870	$10	9.40	$—

As of December 30, 2011, there was $4 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted average period of 5 years.

As part of the Stock Incentive Plan, certain key employees committed to purchase 81,550 shares of Atkore Group common stock over a period of years subsequent to fiscal 2011. During the three months ended December 30, 2011, a total of 22,746 shares of Atkore Group common stock were purchased for total gross proceeds of less than $1 million. The purchases of these shares will result in issuing an additional 65,798 of stock options.

11. Restructuring Charges

The net restructuring charges were $0 and ($1) million for the three months ended December 30, 2011 and the Predecessor Period, respectively, and were included in selling, general and administrative expense in the statements of operations. There were no restructuring charges during the period from December 23, 2010 to December 24, 2010.

Europe, Middle East, Australia Restructuring

During fiscal 2011, the Company identified and pursued an opportunity for cost savings through restructuring activities and workforce reductions through migration of certain product lines to the UK facility, improving operating efficiencies across these product lines previously operated at the France manufacturing facility (the “EMEA Restructuring”). The Company maintained a restructuring reserve related to the EMEA Restructuring primarily for employee severance and benefits. The total restructuring payment of $1 million is expected to be completed by the end of fiscal 2012.

2009 Program

During fiscal 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across all of the Company’s segments (the “2009 Program”). The Company maintained a restructuring reserve related to the 2009 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. The total restructuring payment of $1 million is expected to be substantially completed by March 2012.

2007 Program

During fiscal 2007 and 2008, the Company launched a restructuring program to streamline some of its businesses and reduce its operational footprint (the “2007 Program”). The Company maintained a restructuring reserve related to the 2007 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations through 2016. During the Predecessor Period, $2 million of reserves were reversed for previously contemplated actions that will not be taken.

Restructuring reserves

The roll-forward of the reserves is as follows ($ in millions):

Predecessor Period:		2009 Program	2007 Program	Total
Balance as of September 25, 2010		$5	$8	$13
Charges		1	—	1
Utilization		(1)	—	(1)
Reversals		—	(2)	(2)

Balance as of December 22, 2010		$5	$6	$11

Current Period:	EMEA	2009 Program	2007 Program	Total
Balance as of September 30, 2011	$2	$1	$5	$8
Charges	—	—	—	—
Utilization	(1)	—	(1)	(2)
Reversals	—	—	—	—

Balance as of December 30, 2011	$1	$1	$4	$6

Restructuring reserves related to the EMEA Restructuring, 2009 Program, and 2007 Program, were included in the Company’s consolidated balance sheet as follows ($ in millions):

	December 30, 2011	September 30, 2011
Accrued and other current liabilities	$3	$5
Other long-term liabilities	3	3

	$6	$8

12. Segment and Geographic Data

Effective October 1, 2011, the Company reorganized its segments to better align the Company’s business with how the Company’s Chief Operating Decision Maker (CODM) reviews operating results for the purposes of allocating resources and managing performance. After this reorganization, the Company continues to have two reportable segments – 1) Global Pipe, Tube and Conduit, and 2) Global Cable and Cable Management. The Company reflects in “Corporate and Other” all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in ASC 280, Segment Reporting. The company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable and Cable Management and Electrical Conduits is now part of Global Pipe, Tube and Conduit. In compliance with ASC 280, Segment Reporting, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Conduit - consists of tubular steel used for the protection and routing of electrical wire; products include electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fitting.

•	Pipe & Tube - consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications; and commercial quality tubing in a variety of shapes and sizes for industrial applications such as agricultural buildings, conveyor belt tubing and highway signage, including in-line galvanized steel tubing products for many OEM and structural applications, high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality; and barbed tape products for high security perimeter fences

Global Cable & Cable Management

•	Cable - consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems

•

Cable Management- consists of systems that hold and protect electrical raceways such as cable tray, cable ladder and wire basket; also includes metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications

We have reclassified certain prior period amounts to conform to the current period presentation. Included with reclassifications are restatements for the reorganization of two reportable segments.

Selected information by reportable segment is presented in the following tables ($ in millions):

	Successor Company	Successor Company	Predecessor Company
	For the Three Months Ended December 30, 2011	For the Period from December 23, 2010 to December 24, 2010	For the Period from September 25, 2010 to December 22, 2010
Net sales(1):
Global Pipe, Tube and Conduit	$244	$—	$239
Global Cable and Cable Management	142	—	119
Elimination of intersegment revenues	(7)	—	(6)

	$379	$—	$352

Operating (loss) income:
Global Pipe, Tube and Conduit	$(1)	$—	$5
Global Cable and Cable Management	12	—	9
Corporate and Other	(11)	(15)	(6)

	$—	$(15)	$8

Depreciation and amortization:
Global Pipe, Tube and Conduit	$9	$—	$5
Global Cable and Cable Management	4	—	2
Corporate and Other	—	—	—

	$13	$—	$7

Capital expenditures:
Global Pipe, Tube and Conduit	$5	$—	$5
Global Cable and Cable Management	1	—	4
Corporate and Other	—	—	3

	$6	$—	$12

(1)	Amounts represent sales to external customers and related parties (see Note 2). No single customer represented 10% or more of the Company’s total net sales in any period presented.

The reconciliation of operating income to loss before taxes is as follows:

	Successor Company	Successor Company	Predecessor Company
	For the Three Months Ended December 30, 2011	For the Period from December 23, 2010 to December 24, 2010	For the Period from September 25, 2010 to December 22, 2010
Operating (loss) income	$—	$(15)	$8
Interest expense, net	12	—	11

Loss before taxes	$(12)	$(15)	$(3)

Corporate and other contains interest expense that is not allocated to the other segments. Total interest expense included in corporate is $12 million and $11 million for the three months ended December 30, 2011 and the Predecessor Period, respectively.

Selected information by reportable segment is presented in the following table ($ in millions):

	December 30, 2011	September 30, 2011
Total assets:
Global Pipe, Tube and Conduit	$871	$881
Global Cable and Cable Management	406	410
Corporate and Other	101	108

	$1,378	$1,399

Selected information by geographic area is as follows ($ in millions):

	Successor Company	Successor Company	Predecessor Company
	For the Three Months Ended December 30, 2011	For the Period from December 23, 2010 to December 24, 2010	For the Period from September 25, 2010 to December 22, 2010
Net sales:
U.S.	$314	$—	$281
Other Americas	45	—	50
Europe	10	—	12
Asia—Pacific	10	—	9

	$379	$—	$352

	December 30, 2011	September 30, 2011
Long lived assets:
U.S.	$297	$306
Other Americas	25	26
Europe	8	7
Asia-Pacific	6	5

	$336	$344

As of December 30, 2011, the long lived assets included $331 million of net fixed assets, $2 million Supplemental Executive Retirement Plan (“SERP”) pension assets, and $3 million of other long lived assets. As of September 30, 2011, the long lived assets included $339 million of net fixed assets, $2 million SERP pension assets, and $3 million of other long lived assets.

Selected information by product category is presented in the following tables ($ in millions):

	Successor Company	Successor Company	Predecessor Company
	For the Three Months Ended December 30, 2011	For the Period from December 23, 2010 to December 24 30, 2010	For the Period from September 25, 2010 to December 22, 2010
Net sales:
Global Pipe, Tube and Conduit
Conduit	$94	$—	$95
Pipe & Tube	150	—	144
Total Global Pipe, Tube and Conduit	244	—	239
Global Cable and Cable Management
Cable	88	—	69
Cable Management Systems	54	—	50

Total Global Cable and Cable Management	142	—	119

Elimination of intersegment revenues	(7)	—	(6)

	$379	$—	$352

13. Guarantor Financial Information

Under the indenture governing the Notes, certain 100% owned U.S. subsidiaries of Atkore International provided a full and unconditional guarantee on a joint and several basis of the Notes. Under the same indenture, Atkore also provided a full and unconditional guarantee of the Notes. Atkore International is a 100% owned subsidiary of the Company.

The Company refers to the Notes priority collateral and the Credit Facility priority collateral together as the “Collateral”. The Collateral does not include any capital stock of a subsidiary of the Company, including Atkore International, to the extent that the pledge of such capital stock results in a requirement to file separate financial statements of such subsidiary under Rule 3-16 of Regulation S-X under the Securities Act, and any such capital stock covered by a pledge that triggers such a requirement to file financial statements of such subsidiary would be automatically released from being included in the collateral, but only to the extent necessary to not be subject to such requirement. Accordingly, a significant portion of the capital stock of Atkore International, Atkore International (NV) Inc., Allied Tube & Conduit Corporation, as well as a portion of the capital stock of WPFY and Atkore Foreign Holdings Inc., is currently not included in the pledge as collateral as a result of the filing of the Registration Statement on Form S-4 filed with the SEC, as declared effective on October 19, 2011.

The following tables present combining financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the three months ended December 30, 2011 and for period from December 23, 2010 to December 24, 2010, and on a combined basis for the period from September 25, 2010 to December 22, 2010. The following financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Successor Company

Condensed Consolidated Statement of Operations

For the Three Months Ended December 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$321	$65	$(7)	$379
Cost of sales	—	—	283	58	(7)	334
Selling, general and administrative expenses	—	2	35	8	—	45

Operating (loss) income	—	(2)	3	(1)	—	—
Interest expense (benefit), net	—	3	10	(1)	—	12

Loss before income taxes	—	(5)	(7)	—	—	(12)
Income tax benefit	—	—	4	—	—	4
(Loss) income from subsidiaries	(8)	(3)	—	—	11	—

Net loss	$(8)	$(8)	$(3)	$—	$11	$(8)

Successor Company

Condensed Consolidated Statement of Operations

For the Period from December 23, 2010 to December 24, 2010

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$—	$—	$—	$—
Cost of sales	—	—	—	—	—	—
Selling, general and administrative expenses	—	—	—	—	—	—
Transaction-related costs	—	15	—	—	—	15

Operating loss	—	(15)	—	—	—	(15)
Interest expense, net	—	—	—	—	—	—

Loss before income taxes	—	(15)	—	—	—	(15)
Income tax expense (benefit)	—	—	—	—	—	—
(Loss) income from subsidiaries	(15)	—	—	—	15	—

Net loss	$(15)	$(15)	$—	$—	$15	$(15)

Predecessor Company

Condensed Combined Statement of Operations

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

Successor Company

Condensed Consolidated Balance Sheet

As of December 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$42	$—	$42
Accounts receivable, net	—	—	155	46	—	201
Receivables due from Tyco International Ltd. and its affiliates	—	—	4	—	—	4
Inventories, net	—	—	248	36	—	284
Prepaid expenses and other current assets	—	6	32	8	—	46
Deferred income taxes	—	—	14	2	—	16

Total current assets	—	6	453	134	—	593
Property, plant and equipment, net	—	—	295	36	—	331
Intangible assets, net	—	—	267	—	—	267
Goodwill	—	—	136	—	—	136
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd. and its affiliates	—	—	15	—	—	15
Investment in subsidiaries	562	602	—	—	(1,164)	—
Due from subsidiaries	—	407	—	—	(407)	—
Other assets	—	25	6	3	—	34

Total Assets	$562	$1,040	$1,172	$175	$(1,571)	$1,378

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$48	$—	$2	$—	$50
Accounts payable	—	—	102	19	—	121
Income tax payable	—	—	4	—	—	4
Accrued and other current liabilities	—	20	43	10	—	73

Total current liabilities	—	68	149	31	—	248
Long-term debt	—	410	1	—	—	411
Deferred income taxes	—	—	97	—	—	97
Intercompany payable	—	—	406	1	(407)	—
Income tax payable	—	—	14	—	—	14
Pension liability	—	—	35	—	—	35
Other long-term liabilities	—	—	11	—	—	11

Total Liabilities	—	478	713	32	(407)	816

Successor Company Shareholders’ Equity:
Common shares and additional paid in capital	606	606	457	150	(1,215)	604
Retained earnings	(25)	(25)	13	1	11	(25)
Accumulated other comprehensive income	(19)	(19)	(11)	(8)	40	(17)

Total Successor Company Shareholders’ Equity	562	562	459	143	(1,164)	562

Total Liabilities and Shareholders’ Equity	$562	$1,040	$1,172	$175	$(1,571)	$1,378

Successor Company

Condensed Consolidated Balance Sheet

As of September 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$48	$—	$48
Accounts receivable, net	—	—	173	52	—	225
Receivables due from Tyco International Ltd. and its affiliates	—	—	4	—	—	4
Inventories, net	—	—	232	38	—	270
Prepaid expenses and other current assets	—	6	27	7	—	40
Deferred income taxes	—	—	14	2	—	16

Total current assets	—	6	450	147	—	603
Property, plant and equipment, net	—	—	304	35	—	339
Intangible assets, net	—	—	269	—	—	269
Goodwill	—	—	136	—	—	136
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd. and its affiliates	—	—	14			14
Investment in subsidiaries	570	604	—	1	(1,175)	—
Due from subsidiaries	—	399	—	—	(399)	—
Other assets	—	27	6	3	—	36

Total Assets	$570	$1,036	$1,179	$188	$(1,574)	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$46	$—	$1	$—	$47
Accounts payable	—	—	101	25	—	126
Income tax payable	—	—	4	—	—	4
Accrued and other current liabilities	—	10	55	14	—	79

Total current liabilities	—	56	160	40	—	256
Long-term debt	—	410	1	—	—	411
Deferred income taxes	—	—	101	—	—	101
Intercompany payable	—	—	396	3	(399)	—
Income tax payable	—	—	13	—	—	13
Pension liability	—	—	35	—	—	35
Other long-term liabilities	—	—	13	1	(1)	13

Total Liabilities	—	466	719	44	(400)	829

Shareholders’ Equity:
Common shares and additional paid in capital	604	604	452	149	(1,205)	604
Retained earnings	(17)	(17)	18	2	(3)	(17)
Accumulated other comprehensive income	(17)	(17)	(10)	(7)	34	(17)

Total Shareholders’ Equity	570	570	460	144	(1,174)	570

Total Liabilities and Shareholders’ Equity	$570	$1,036	$1,179	$188	$(1,574)	$1,399

Successor Company

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended December 30, 2011

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows provided by (used in) operating activities	$—	$7	$(5)	$(3)	$—	$(1)

Cash flows from investing activities:
Capital expenditures	—	—	(3)	(3)	—	(6)
Change in (from) due to subsidiaries	—	(9)	1	(1)	9	—
Acquisitions of businesses	—	—	(2)	—	—	(2)

Net cash (used in) provided by investing activities	—	(9)	(4)	(4)	9	(8)

Cash flows from financing activities
Increase in debt outstanding under credit facility	—	2	—	—	—	2
Issuance of long-term debt to subsidiaries	—	—	—	—	—	—
Proceeds of long-term debt from Atkore International Inc.	—	—	9	—	(9)	—
Proceeds from short-term debt	—	—	—	1	—	1

Net cash provided by (used in) financing activities	—	2	9	1	(9)	3

Effect of currency translation on cash	—	—	—	—	—	—
Net decrease in cash and cash equivalents	—	—	—	(6)	—	(6)

Cash and cash equivalents at beginning of period	—	—	—	48	—	48

Cash and cash equivalents at end of period	$—	$—	$—	$42	$—	$42

Successor Company

Condensed Consolidated Statement of Cash Flows

For the Period from December 23, 2010 to December 24, 2010

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows provided by operating activities	$—	$3	$—	$—	$—	$3

Cash flows from investing activities:
Capital expenditures	—	—	—	—	—	—
Change in due to (from) subsidiaries	—	—	—	—	—	—
Purchase price adjustment	—	(7)	—	—	—	(7)
Other	—	—	—	—	—	—

Net cash (used in) investing activities	—	(7)	—	—	—	(7)

Cash flows from financing activities
Payments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	(400)	—	—	—	(400)
Proceeds from issuance of senior secured notes	—	410	—	—	—	410
Increase in debt outstanding under credit facility	—	55	—	—	—	55
Payment of debt issuance costs	—	(33)	—	—	—	(33)

Net cash provided by financing activities	—	32	—	—	—	32

Effect of currency translation on cash	—	—	—	—	—	—
Net increase in cash and cash equivalents	—	28	—	—	—	28

Cash and cash equivalents at beginning of period	—	14	—	—	—	14

Cash and cash equivalents at end of period	$—	$42	$—	$—	$—	$42

Predecessor Company

Condensed Combined Statement of Cash Flows

For the Period from September 25, 2010 to December 22, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Atkore Combined
Cash flows (used in) provided by operating activities	$(77)	$10	$(67)

Cash flows from investing activities:
Capital expenditures	(10)	(2)	(12)
Change in due to (from) Tyco International Ltd. and its affiliates	405	(48)	357

Net cash provided by (used in) investing activities	395	(50)	345

Cash flows from financing activities
Payments of long-term debt due to Tyco International Ltd. and its affiliates, net	(135)	(165)	(300)
Proceeds from short-term debt	—	4	4
Change in parent company investment	(183)	182	(1)

Net cash (used in) provided by financing activities	(318)	21	(297)

Net decrease in cash and cash equivalents	—	(19)	(19)

Cash and cash equivalents at beginning of period	—	33	33

Cash and cash equivalents at end of period	$—	$14	$14

14. Commitments and Contingencies

The Company has purchase obligations related to commitments to purchase certain goods and services. As of December 30, 2011, such obligations were $230 million for fiscal 2012 and nil for fiscal 2013 and thereafter.

Legal Contingencies—The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $7 million and $8 million as of December 30, 2011 and September 30, 2011, respectively. The accrual liability was included in other liabilities in the consolidated balance sheet for this matter. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $3 million to $12 million.

In October 2010, the Company was notified of an assessment by the Rio Grande do Sul State Treasury Secretariat related to the appropriateness of certain value added tax credits taken in Brazil during the periods 2005 to 2007. The Company believes the position was in accordance with the applicable law based in part upon the findings of the third party that assisted us in documenting and responding to the notice. The Company believes it will be successful in defending its position. The Company does not believe that the liability is probable or reasonably estimable and accordingly has not recorded a loss contingency related to this matter. The Brazilian government alleges that the Company owes $10 million in taxes, penalties and interest. The Company believes that the likelihood that it will incur a loss in the full amount of taxes, penalties and interest alleged to be owed by the Company is remote. At this time, the Company cannot estimate the range of reasonably possible losses, if any, as the Company is in the pre-trial, administrative stage of its evaluation of the Brazilian government’s allegations. The Company consults on a quarterly basis, external counsel representing the Company in this matter to receive updates and assess if a liability is probable and reasonably estimable.

From time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, employment matters and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material impact on its financial statements. The range of reasonably possible losses related to these matters is from $1 to $2 million, in the aggregate. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its financial statements.

15. Guarantees

The Company has an outstanding letter of credit for $3 million supporting workers compensation and liability insurance policies, and another letter of credit of $4 million supporting a foreign line of credit. The Company also has $5 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties ($13 million) and provided financial guarantees for financial commitments ($2 million) on behalf of the Company. Tyco intends to obtain releases from the guarantees related to the Company.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material adverse effect on the Company’s financial position, results of operations or cash flows.

In the normal course of business, the Company is liable for product performance and contract completion. In the opinion of management, such obligations will not significantly affect the Company’s financial position, results of operations or cash flows.

16. Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of December 30, 2011. See Note 7 for the fair value of the Company’s debt.

17. Comprehensive Income and Accumulated Other Comprehensive Income

Comprehensive income is as follows ($ in millions):

	Successor Company	Successor Company	Predecessor Company
	For the Three Months Ended December 30, 2011	For the Periods from December 23, 2010 to December 24, 2010	For the Periods from September 25, 2010 to December 22, 2010
Net loss	$(8)	$(15)	$(3)
Foreign currency translation adjustment	$—	—	1
Change in unrecognized gains related to pension benefit plans, net of tax	—	—	1

Total comprehensive income	$(8)	$(15)	$(1)

18. Subsequent Events

In January 2012, the Company entered into a share purchase agreement (the “Agreement”) pursuant to which the Company will sell its minority ownership share in a Joint Venture in the Middle East for cash consideration of approximately $9 million.

The closing of the Agreement is subject to the satisfaction of certain closing conditions, including, among others, obtaining certain governmental approvals, which is expected to occur by the end of the fiscal year. The Company’s investment in the joint venture as of December 30, 2011 was $3 million.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the condensed financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Information in MD&A is intended to assist the reader in obtaining an understanding of the condensed financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, as well as how certain accounting principles affect the Company’s condensed financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.

The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report particularly in “Cautionary Note Regarding Forward-Looking Statements.”

Executive Summary

Atkore International Holdings Inc. (“the Company,” “we,” “our,” “us,” or “Atkore”) is a global manufacturer of fabricated steel tubes and pipes, pre-wired armored cables, cable management systems and metal framing systems. Our products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 25 manufacturing facilities and 15 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks.

We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and OEMs, as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In the first quarter of fiscal 2012 and fiscal 2011, 83% and 82% of our net sales were tied to customers located in the U.S, respectively. We also have a significant manufacturing and sales presence in Brazil and, to a lesser extent, in the United Kingdom, France, China, Australia and New Zealand. We also have a minority interest in a joint venture in the Middle East.

Our business is largely dependent on the non-residential construction industry. Approximately 63% and 65% of our net sales in fiscal 2011 and the three months ended December 30, 2010, respectively, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, were projected to reach a historic low of 645 million square feet in calendar year 2011. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business, including, but not limited to, Allied Tube & Conduit®, Unistrut®, Power Strut®, Telespar®, Cope®, AFC Cable Systems®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, Razor Ribbon® , Columbia MBF® and ABF®, all of which are registered in the U.S., except Acroba®, which is registered in France.

Reorganization of Segments

During the first quarter of 2012, the Company reorganized its segments to better align the Company’s business with how the Company’s Chief Operating Decision Maker (CODM) reviews operating results for the purposes of allocating resources and assessing performance. Effective October 1, 2011, the Company reorganized its segments to better align the Company’s business with how the Company’s Chief Operating Decision Maker (CODM) reviews operating results for the purposes of allocating resources and managing performance. After this reorganization, the Company continues to have two reportable segments – 1) Global Pipe, Tube and Conduit, and 2) Global Cable and Cable Management. The Company reflects in “Corporate and Other” all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in ASC 280, Segment Reporting. The company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable and Cable Management and Electrical Conduits is now part of Global Pipe, Tube and Conduit. In compliance with ASC 280, Segment Reporting, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Conduit - consists of tubular steel used for the protection and routing of electrical wire; products include electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fitting.

•

Pipe & Tube - consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications; and commercial quality tubing in a variety of shapes and sizes for industrial applications such as agricultural buildings, conveyor belt tubing and highway signage, including in-line galvanized steel tubing products for many OEM and structural applications, high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality; and barbed tape products for high security perimeter fences

Global Cable & Cable Management

•	Cable - consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems

•

Cable Management - consists of systems that hold and protect electrical raceways such as cable tray, cable ladder and wire basket; also includes metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications

Matters Affecting Comparability of Results

The Transactions—On November 9, 2010, Tyco International Ltd. announced that it entered into an agreement to sell a majority interest in Tyco Electrical and Metal Products (“TEMP”) to an affiliate of the private equity firm Clayton Dubilier & Rice, LLC (“CD&R”). On December 22, 2010, the transaction closed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the “Preferred Stock”) of Atkore International Group Inc (“Atkore Group”). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore Group. On December 22, 2010, Atkore Group also issued common stock (the “Common Stock”) to a Tyco subsidiary that initially represented the remaining 49% of the outstanding capital stock of Atkore Group. Atkore Group continues to be the sole owner of the Company, which in turn continues to be the sole owner of Atkore International, Inc. (“Atkore International”). Subsequent to December 22, 2010, Atkore has operated as an independent, stand-alone entity (referred to herein as the “Successor Company”). The aforementioned transactions described in this paragraph are referred to herein as the “Transactions.”

Prior to the Transactions, all the capital stock of Atkore International was owned by Tyco International Ltd. (“Tyco” or the “Parent Company”). The business of Atkore International was operated as the TEMP business of Tyco (referred to herein as the “Predecessor Company”). Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

The Transactions resulted in acquisition of control of our company by CD&R, and have been accounted for in accordance with accounting guidance for business combinations using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their fair values as of December 22, 2010. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the results of operations for the period from September 25, 2010 to December 22, 2010 (the “Predecessor Period”) are those of the Predecessor Company prior to the Transactions. Subsequent to December 22, 2010, we began operating as an unaffiliated entity. The results of operations for periods beginning on December 23, 2010 are those of our company subsequent to the Transactions.

Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our combined results of operations, financial position and cash flows would have been had we operated as an independent, standalone company during the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with our company, it is reflected in our financial statements. Certain general corporate overhead and other expenses have been allocated by Tyco to us (see Note 2 to our unaudited financial statements). We believe such allocations are reasonable; however, they may not be indicative of the actual expenses that would have been incurred had we been operating as an independent, standalone company for the periods presented, nor are they indicative of the costs that will be incurred in the future as an independent, standalone company.

Allocation of Purchase Price

The allocation of the purchase price to the assets acquired and liabilities assumed based on their respective fair values resulted in changes in the values of tangible and intangible assets. The adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between the three months ended December 30, 2011 and the Predecessor Period. Allocation of the purchase price to intangible assets affects the comparability of amortization expense between the three months ended December 30, 2011 and the Predecessor Period.

New Debt Structure

In connection with the Transactions, certain payments were made to a Tyco affiliate in order to retire Predecessor Company debt instruments. This change in long-term debt and related debt issuance costs affects the comparability of interest expense between the three months ended December 30, 2011 and the Predecessor Period.

Results of Operations

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” related to the discussion of interim year-to-date results, we separately show the results of operations of the Successor Company for the three months ended December 30, 2011 and the period from December 23, 2010 to December 24, 2010, and the results of operations of the Predecessor Company for the Predecessor Period.

The following information summarizes our consolidated and combined statements of operations and illustrates the key financial indicators used to assess our consolidated and combined financial results ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Three Months Ended December 30, 2011	For the Period from December 23, 2010 to December 24, 2010	For the Period from September 25, 2010 to December 22, 2010
Net sales	$379	$—	$352
Cost of sales	334	—	304

Gross margin	45	—	48
Selling, general and administrative expenses	45	—	40
Transaction-related costs	—	15	—

Operating (loss) income	—	(15)	8
Interest expense, net	12	—	11

Loss before income taxes	(12)	(15)	(3)
Income tax benefit	4	—	—

Net loss	$(8)	$(15)	$(3)

For the Period from December 23, 2010 to December 24, 2010 – the Successor Company

The results of operations for the period from December 23, 2010 to December 24, 2010 only include $15 million in expenses related to the Transactions.

For the Three Months Ended December 30, 2011- the Successor Company Compared to the Predecessor Period-the Predecessor Company

Net Sales

Net sales for the three months ended December 30, 2011 were $379 million, an increase of $27 million compared to $352 million for the Predecessor Period due in part to $15 million of higher aggregate selling prices from our North American steel pipe, tube and conduit and cable products. The increase in average selling prices was due primarily to higher average steel and copper market prices in the first quarter of fiscal 2012 compared to the Predecessor Period. In addition to the impact of the higher average selling prices, the Company also had higher sales volume from cable products of $14 million for the three months ended December 30, 2011 compared to the Predecessor Period.

Changes in foreign currency exchange rates had an unfavorable impact of $2 million, primarily as a result of the appreciation of the U.S. dollar versus the Brazilian real.

Cost of Sales

Cost of sales increased by $30 million to $334 million for the three months ended December 30, 2011 compared to $304 million in the Predecessor Period. The increase in cost of sales was due to unfavorable impact of higher raw material prices for steel and copper of approximately $17 million, and also approximately $3 million of higher depreciation charges compared to the prior period mainly as a result of purchase accounting due to higher assets basis. The remainder was due primarily to increases in volume of cable products shipped in North America.

Gross Margin

Gross margin decreased by $3 million to $45 million for the three months ended December 30, 2011 compared to $48 million in the Predecessor Period. The decrease in gross margin was due primarily to higher steel and copper raw material costs of approximately $17 million in North America, which were mostly offset by a $15 million increase in net sales attributable to higher average selling prices.

We generally sell our products on a spot basis (and not under long-term contracts). As a result, as the cost to us of the raw materials that compose these products declines, our customers generally seek price concessions. In addition, we account for consumption of inventory in our cost of sales using the first-in, first-out method. This means that, in the short-term, in a declining price environment our net sales will decline and our gross margins will contract or even turn negative, assuming the quantities of the affected products sold remain constant, as we consume inventories valued at higher prices based on the first-in, first-out method. These declines may be material. Rising steel and copper prices have the opposite effect in the short-term, increasing both net sales and gross margin, assuming the quantities of the affected products sold remain constant. For three months ended December 30, 2011, the increase in net sales from the higher average selling prices was outpaced by unfavorable impact of higher raw material prices for steel and copper, which resulted in a decrease in gross margin of $3 million compared to the Predecessor Period.

Selling, General & Administrative

The selling, general and administrative expense increased $5 million to $45 million for the three months ended December 30, 2011 compared to $40 million in the Predecessor Period, due primarily to $3 million of amortization expense that was the result of applying purchase accounting. In addition, sales commissions were approximately $1 million higher for the three months ended December 30, 2011 compared to the Predecessor Period, primarily due to higher selling prices for North American products.

Operating Income

Operating income decreased by $8 million for the three months ended December 30, 2011 compared to the Predecessor Period, due primarily to lower gross profit of $3 million as a result of increases in steel and copper raw material costs, higher amortization expense of $3 million as a result of applying purchasing accounting, higher sales commissions of $1 million due to higher selling prices for North American Products, and the absence of net restructuring benefit of $1 million in the Predecessor Period for previously contemplated actions that will not be taken.

Interest Expense, net

Interest expense, net was $12 million for the three months ended December 30, 2011, as compared to $11 million during the Predecessor Period. Interest expense in the three months ended December 30, 2011 was attributable primarily to interest on the senior secured notes issued in connection with the Transactions, which bear interest at 9.875% per annum. Interest expense in the Predecessor Period was attributable primarily to borrowings then outstanding with Tyco.

Income Tax Expense

For the three months ended December 30, 2011 and for the Predecessor Period, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 31.8% and (4.0) %, respectively.

The effective tax rate for the three months ended December 30, 2011 varied from the U.S. statutory tax rate primarily as a result of the impact of incurring additional losses without an associated tax benefit in foreign jurisdictions.

The effective tax rate in the Predecessor Period varied from the U.S. statutory tax rate as a result of the mix of earnings geographically, including the impact of incurring additional losses without an associated tax benefit, adjustments to the Company’s unrecognized tax benefits, and the impact of non-deductible expenses.

Income tax benefit for the three months ended December 30, 2011 was $4 million compared to less than $1 million in the Predecessor Period. The effective tax rate of (4.0)% for the Predecessor Period was significantly impacted by the mix of earnings geographically, including the impact of incurring losses without an associated tax benefit, as well as discrete items. As discussed in Note 8 to our financial statements, Tyco has agreed to indemnify us for such matters.

Results of Operations by Segment

Segment information, as reorganized effective October 1, 2011, is consistent with how management manages the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by business segment is presented below ($ in millions):

Global Pipe, Tube and Conduit

	Consolidated Successor Company	Combined Predecessor Company
	For the Three Months Ended December 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$244	$239
Operating (loss) income	(1)	5

Net Sales

Net sales for the three months ended December 30, 2011 increased $5 million from the Predecessor Period to $244 million, due primarily to a $13 million increase in net sales attributable to higher average selling prices, partially offset by lower North American sales volume of approximately $2 million and unfavorable foreign currency impact of $2 million. Our North American steel pipe, tube and conduit products generally have the largest impact on net sales in this segment. The continued weakness in the non-residential construction market in North America contributed to slightly lower volumes, down 1% from the Predecessor Period.

Operating Income

Operating income for the three months ended December 30, 2011 decreased $6 million from the Predecessor Period. The decrease in operating income was due primarily to a $16 million unfavorable impact from higher average raw material steel costs in North America and $2 million of higher amortization expense that was the result of applying purchase accounting, partly offset by the favorable impact of $13 million from higher average selling prices in North America. Raw material steel costs were 16% higher during three months ended December 30, 2011 compared to the Predecessor Period.

Global Cable and Cable Management

	Consolidated Successor Company	Combined Predecessor Company
	For the Three Months Ended December 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$142	$119
Operating income	12	9

Net Sales

Net sales increased $23 million for the three months ended December 30, 2011 compared to the Predecessor Period, due primarily to a $2 million increase in net sales attributable to higher average selling prices for cable products and a $16 million increase in net sales as result of higher sales volume of these products. The higher average selling price for cable products was in response to higher commodity prices for copper raw materials compared to the Predecessor Period. In addition, a general recovery in volumes and selling prices for our cable management businesses resulted in a $4 million increase in sales. Our cable products generally have the largest impact on net sales in this segment. These products are used for the protection and routing of electrical wire and include AC-90®, Mc-Quik® and Mc-Tuff®.

Operating Income

Operating income for the three months ended December 30, 2011 increased $3 million from the Predecessor Period. The increase in operating income was due primarily to a $2 million favorable impact from higher average selling prices for cable products in North America, partially offset by an unfavorable impact of $1 million from higher average raw material copper costs in North America. Raw material copper costs were 4% higher during the three months ended December 30, 2011 compared to the Predecessor Period. Also, the net impact from increased volume across our cable and cable management business resulted in a $3 million increase in operating income, partially offset by $1 million of higher amortization expense that was the result of applying purchase accounting.

Corporate and Other

“Corporate and Other” as included in the footnotes to our financial statements represents corporate administrative expense. Operating expenses for Corporate and Other increased $5 million for the three months ended December 30, 2011 compared to the Predecessor Period. The increase in expense was due primarily to $2 million in management fees paid to Tyco and CD&R, and the absence of a benefit of $2 million for restructuring charge reversals in the Predecessor Period for previously contemplated actions that will not be taken.

Seasonality of Company’s Business

Our business experiences some seasonality, with historically increased demand in the second and third calendar quarters, as construction activity tends to pick up during these periods. However, this fluctuation can be offset by adverse economic conditions.

Financial Position, Liquidity and Capital Resources

General

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to changes in economic conditions and commodity prices. Our Predecessor Company historically relied on cash and the liquidation of inter-company investments to fund cyclical increases in working capital needs. The Successor Company funds operating needs with cash from operations, available credit from our Credit Facility, and cash on hand. Cash requirements generally rise during periods of increased economic activity or increasing raw material prices to fund increased inventories and accounts receivable. During economic slowdowns, or periods of decreasing raw material costs, cash requirements generally decrease as a result of the reduction of inventories and accounts receivable.

We maintain a substantial inventory of raw material and finished products to satisfy our customers’ prompt delivery requirements. The timing of receipts from customers is not always aligned with the timing of payments to suppliers; therefore, our liquidity needs have generally consisted of working capital necessary to finance receivables and inventory.

Capital expenditures have historically been necessary to expand and update the production capacity of our manufacturing operations. We expect our funds from operations and cash on hand will be sufficient to meet our capital expenditure requirements, and will utilize our Credit Facility or other lines of credit if additional funds are required.

Our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the company-wide cash management practices of Tyco. Following the Transactions, Tyco no longer provides us with funds to finance our working capital or other cash requirements. Accordingly, we depend on our ability to generate cash flow from operations, to borrow funds, including under our Credit Facility, and to issue debt securities in the capital markets to maintain and expand our business.

The following table is a summary of our cash flows for each period shown ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Three Months Ended December 30, 2011	For the Period from December 23, 2010 to December 24, 2010	For the Period from September 25, 2010 to December 22, 2010
Net cash (used for) provided by operating activities	$(1)	$3	$(67)
Capital expenditures	(6)	—	(12)
Change in due to (from) Tyco International Ltd. and its affiliates	—	—	357
Acquisitions of businesses	(2)	—	—
Purchase Price adjustments	—	(7)	—

Prepayments of long-term debt due to Tyco International Ltd. and its affiliates	—	(400)	(300)
Proceeds from issuance of senior secured notes	—	410	—
Borrowings under Credit Facility, net	2	55	—

Payment of debt issuance costs	—	(33)	—
Proceeds from short-term debt	1	—	4
Other, net	—	—	(1)

(Decrease) increase in cash and cash equivalents	$(6)	$28	$(19)

Operating activities

During the three months ended December 30, 2011, we had a net use of cash from operating activities of $1 million, compared to a net use of cash of $67 million for the Predecessor Period. The improvement in cash used for operating activities was a result of efforts to reduce working capital levels.

Investing activities

Capital expenditures were $6 million for the three months ended December 30, 2011, compared to $12 million for the Predecessor Period. Capital expenditures were primarily for replacement of equipment and process improvements.

During the Predecessor Period, we received $357 million from Tyco.

Investment activities are largely discretionary and future investment activities could be reduced significantly or eliminated as economic conditions warrant. We assess acquisition opportunities as they arise, and such opportunities may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated or that any needed additional financing will be available on satisfactory terms, or at all, when required.

Financing Activities

During the three months ended December 30, 2011, the company increased borrowings under its Credit Facility and other lines of credit by $3 million, primarily to fund an increase in working capital and capital expenditures. Financing activities during the Predecessor Period were related primarily to transactions under corporate cash management sweep arrangements in which we used an investment by Tyco to prepay $300 million of long-term intercompany debt.

During the period from December 23, 2010 through December 24, 2010, the Successor Company implemented its new capital structure. See “Post-Transactions Liquidity – Successor Company” below. We used proceeds from our debt facilities to repay $400 million owed to Tyco and transaction costs of $48 million, of which we capitalized $33 million as deferred financing fees.

Post-Transactions Liquidity – Successor Company

In connection with the Transactions, we entered into the Credit Facility, which provides for up to $250 million of senior secured first-priority borrowings, subject to a borrowing base, which was in excess of $250 million as of December 30, 2011. The Credit Facility is available to fund working capital and for general corporate purposes. For the period from December 23, 2011 through December 24, 2011, we utilized borrowings of $55 million under the Credit Facility to fund the Transactions.

Based on our current development plans, we anticipate that our cash flow from operations and available borrowings under the Credit Facility will be adequate to meet our needs for normal operating costs, capital expenditures and working capital for our existing businesses for at least the next twelve months. If we require additional financing to meet cyclical increases in working capital needs, we may need to access the financial markets.

The indenture governing our senior secured notes and the Credit Agreement contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. See Note 7 to the condensed financial statements for further information.

Change in Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in Critical Accounting Policies and Estimates described in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on October 19, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in foreign currency exchange rates, interest rates and commodity prices, including price fluctuations related to the purchase, production or sale of steel and copper products. Accordingly, we have established a comprehensive risk management process to monitor, evaluate and manage the principal exposures to which we believe we are subject. Our market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, we have from time to time made forward commodity purchases to manage exposure to fluctuations in the purchase of steel and copper metals. We may also seek to manage certain of these risks through the use of financial derivative instruments. Our portfolio of derivative financial instruments may, from time to time, include forward foreign currency exchange contracts, foreign currency options, interest rate swaps and forward commodity contracts. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross-border transactions and anticipated non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so.

To reduce the risk that a counterparty will be unable to honor its contractual obligations to us, we only enter into contracts with counterparties having at least an A-/A3 long-term debt rating. These counterparties are generally financial institutions and there is no significant concentration of exposure with any one party. We do not engage in metal futures trading, hedging activities or otherwise utilize derivative financial instruments for trading or speculative purposes.

In connection with the Transactions, we entered into the Credit Facility, which bears interest at a floating rate, generally LIBOR plus 2.25% to 2.75%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which totaled $48 million at December 30, 2011. A 10% change in interest rates would impact our interest expense by less than $1 million based on the amounts outstanding at December 30, 2011.

Item 4. Controls and Procedures

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 30, 2011. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2011. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended December 30, 2011 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth in Note 14 of the condensed financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, we refer you to the risk factors disclosed in the section titled “Risk Factors” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on October 19, 2011.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC

By:	/s/ Karl J. Schmidt
Karl J. Schmidt
Vice President, and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Date: February 9, 2012

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.