Form 10-Q
period 2012-03-30
Atkore International Holdings Inc.
filed 2012-05-11
CIK 1521722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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

As of May 1, 2012, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on May 1, 2012.

ATKORE INTERNATIONAL HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q filed by Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as “the Company,” “we,” “our,” “us,” or “Atkore”) with the Securities and Exchange Commission (“SEC”) contains statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by statute. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions are intended to identify such forward-looking statements.

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

You should read carefully the factors described under the section titled, “Risk Factors,” in the Company’s Registration Statement on Form S-4 filed with the SEC, as declared effective on October 19, 2011 and other filings with the SEC. These and other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. These factors may not constitute all factors that could cause actual results to differ materially. We operate in a continually changing business environment. New factors emerge from time to time, and it is not possible to predict all risks that may affect us. We assume no obligation to update or revise any forward-looking statements for any reason or to update the reasons actual results could differ materially from those anticipated in forward-looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should be viewed as historical data.

Part I. Financial Information

Item 1. Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Consolidated Successor Company
(in millions)	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net sales	$427	$392
Costs and expenses
Cost of sales	356	328
Selling, general and administrative	50	45
Transaction-related costs	—	1

Operating income	21	18
Interest expense, net	12	13

Income before income taxes	9	5
Income tax expense	3	2

Income from continuing operations	6	3
(Loss) income from discontinued operations and disposal, net of income tax benefit of $1 and $0, respectively	(2)	1

Net income	$4	$4

	Consolidated Successor Company		Combined Predecessor Company
(in millions)	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$798	$392	$340
Costs and expenses
Cost of sales	680	328	290
Selling, general and administrative	95	45	39
Transaction-related costs	—	16	—

Operating income	23	3	11
Interest expense, net	24	13	11

Loss before income taxes	(1)	(10)	—
Income tax expense	—	2	1

Loss from continuing operations	(1)	(12)	(1)
(Loss) income from discontinued operations and disposal, net of income tax benefit of $2, $0, and $1, respectively	(3)	1	(2)

Net loss	$(4)	$(11)	$(3)

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	March 30, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$43	$48
Accounts receivable, less allowance for doubtful accounts of $2 and $2, respectively	241	221
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	14	4
Inventories, net (see Note 4)	291	258
Prepaid expenses and other current assets	53	40
Deferred income taxes	15	16

Total current assets	657	587
Property, plant and equipment, net (see Note 5)	302	308
Intangible assets, net (see Note 6)	278	264
Goodwill (see Note 6)	140	130
Deferred income taxes	2	2
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	14	14
Other assets	35	36

Total assets of continuing operations	1,428	1,341
Total assets of discontinued operations	51	58

Total Assets	$1,479	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 8)	$106	$47
Accounts payable	147	123
Income tax payable	3	4
Accrued and other current liabilities (see Note 7)	81	79

Total current liabilities	337	253
Long-term debt (see Note 8)	411	411
Deferred income taxes	98	101
Income tax payable	14	13
Pension liabilities	35	35
Other long-term liabilities	11	13

Total liabilities of continuing operations	906	826
Total liabilities of discontinued operations	4	3

Total Liabilities	910	829

Shareholder’s Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	604	604
Accumulated deficit	(21)	(17)
Accumulated other comprehensive loss	(14)	(17)

Total Shareholder’s Equity	569	570

Total Liabilities and Shareholder’s Equity	$1,479	$1,399

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)

(in millions)	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at September 30, 2011	$—	$604	$(17)	$(17)	$570
Comprehensive loss:
Net loss	—	—	(4)	—	(4)
Foreign currency translation	—	—	—	3	3

Comprehensive loss	—	—	—	—	(1)

Balance at March 30, 2012	$—	$604	$(21)	$(14)	$569

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Consolidated Successor Company		Combined Predecessor Company
(in millions)	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Operating activities
Net loss	$(4)	$(11)	$(3)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Loss (income) from discontinued operations and disposal	3	(1)	2
Depreciation and amortization	25	10	6
Amortization of debt issuance costs	3	1	—
Deferred income taxes	—	(7)	(6)
Provision for losses on accounts receivable and inventory	3	1	3
Other items	1	—	2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(17)	(15)	(16)
Receivables due from Tyco International Ltd. and its affiliates	(9)	—	—
Prepaid expenses and other current assets	(9)	(3)	(2)
Inventories	(28)	(15)	(16)
Accounts payable	22	41	(34)
Income taxes payable	(2)	8	2
Accrued and other liabilities	—	21	(8)
Other	(3)	1	—

Net cash (used for) provided by continuing operating activities	(15)	31	(70)
Net cash provided by (used for) discontinued operating activities	3	(6)	3

Net cash (used for) provided by operating activities	(12)	25	(67)

Investing activities
Capital expenditures	(13)	(13)	(12)
Change in due to Tyco International Ltd. and its affiliates	—	—	357
Purchase price adjustments	—	(7)	—
Acquisitions of businesses, net of cash acquired	(39)	—	—

Net cash (used for) provided by continuing investing activities	(52)	(20)	345
Net cash used for discontinued investing activities	—	(2)	—

Net cash (used for) provided by investing activities	(52)	(22)	345

Financing activities
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	(400)	(300)
Proceeds from issuance of senior secured notes	—	410	—
Borrowings under Credit Facility, net	55	61	—
Payment of debt issuance costs	—	(36)	—
Proceeds from (repayments of) short-term debt	3	(4)	4
Change in parent company investment	—	—	(1)

Net cash provided by (used for) continuing financing activities	58	31	(297)
Net cash provided by discontinued financing activities	—	—	—

Net cash provided by (used for) financing activities	58	31	(297)
Effects of foreign exchange rate changes on cash and cash equivalents	1	1	—

(Decrease) increase in cash and cash equivalents	(5)	35	(19)
Cash and cash equivalents at beginning of period	48	14	33

Cash and cash equivalents at end of period	$43	$49	$14

Supplementary Cash Flow information
Interest paid	$22	$—	$11
Income taxes paid, net of refunds	2	1	1
Purchase price adjustment, not yet paid	—	7	—

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Organization and Ownership Structure—Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as the “Company,” “we,” “our,” “us,” or “Atkore”) was incorporated in the State of Delaware on November 4, 2010. The Company is 100% owned by Atkore International Group Inc. (“Atkore Group”). The Company is the sole owner of Atkore International, Inc. (“Atkore International”). Prior to the transactions described below, all the capital stock of Atkore International was owned by Tyco International Ltd. (“Tyco” or the “Parent Company”). The business of Atkore International was operated as the Tyco Electrical and Metal Products (“TEMP”) business of Tyco (referred to herein as the “Predecessor Company”). Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

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

Basis of Presentation— The accompanying unaudited condensed financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as the Special Financial Report on Form 10-K for the year ended September 30, 2011 and should be read in conjunction with the consolidated financial statements and the notes thereto.

These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Form 10-K for the year ended September 30, 2011.

The consolidated financial statements for the Successor Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control the entities through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to any of the consolidated financial statements presented. All the significant intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.

The combined financial statements for the predecessor period, from September 25, 2010 through December 22, 2010 (the “Predecessor Period”) include the assets and liabilities used in operating the Predecessor Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control the entities through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to the combined financial statements presented. All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the combined financial statements from the effective date of acquisition or up to the date of disposal.

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

The Company has a 52- or 53- week fiscal year that ends on the last Friday in September. It is our practice to establish quarterly closing using a 4-5-4 calendar. Fiscal 2012 is a 52-week fiscal year ending on September 28, 2012. Fiscal 2011 was a 53-week fiscal year and ended on September 30, 2011.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 19, and the reorganization of our reportable segments, as described below.

Description of Business—The Company is engaged in the design, manufacture and distribution of electrical conduit, cable products, steel tube and pipe products. Effective October 1, 2011, the Company reorganized its segments to better align the Company’s business with how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and managing performance. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company reflects in “Corporate and Other” all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in Accounting Standards Codification 280, Segment Reporting (“ASC 280”). The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with ASC 280, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Conduit—consists of tubular steel used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

•

Pipe & Tube—consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications; and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEM and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

Global Cable & Cable Management

•	Cable—consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems.

•

Cable Management—consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket; also includes metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

Corporate and Other contains those items that are not included in the Company’s two segments (see Note 13).

Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements and report the associated amounts of revenues and expenses. Significant estimates and assumptions are used for, but not limited to, allowances for doubtful accounts, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates of total costs for contracts under the percentage-of-completion method, loss contingencies, purchase price allocation, net realizable value of inventories, legal liabilities, income taxes and tax valuation allowances, and pension and postretirement employee benefit liabilities. Actual results could differ materially from these estimates.

Recently Issued Accounting Pronouncements— In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). This update was issued to effectively defer only those changes in Accounting Standards Update No. 2011-05 (“ASU No. 2011-05”) that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard is effective retrospectively for fiscal years and interim periods within these years beginning after December 15, 2011 (fiscal year 2013 for the Company), with early adoption permitted. The Company continues to evaluate which method it will utilize to present items of net income and other comprehensive income.

2. Acquisitions

On February 15, 2012, the Company purchased all of the outstanding equity interests of various entities under common ownership (collectively referred to herein as “FlexHead”). These entities are FlexHead Industries, Inc.; SprinkFLEX, LLC; PBJ, LLC; DXL, LLC; and PNM, Inc. The aggregate purchase price was approximately $38 million, paid in cash at the closing, subject to various adjustments relating to working capital, cash on-hand and indebtedness of the acquired companies. The purchase price was funded from borrowings under the Company’s asset-based credit facility (“Credit Facility”). FlexHead manufactures and sells flexible sprinkler hose fittings. FlexHead has generated $3 million in sales and $1 million in net income since the acquisition date. The results of FlexHead are included within the Global Pipe, Tube & Conduit segment.

This acquisition is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.

The following table summarizes the preliminary fair values assigned to the net assets acquired and liabilities assumed as of the February 15, 2012 acquisition date (in millions):

Fair value of consideration transferred:
Fair value of equity	$38

38

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	1
Accounts receivable	2
Inventories	7
Intangible assets	20
Other assets—current and long-term	1
Indebtedness—current and long-term	(1)
Accounts Payable	(1)
Other liabilities—current and long-term	(1)

Net assets acquired	28

Excess purchase price attributed to goodwill acquired	$10

The acquisition resulted in the recognition of $10 million of goodwill, which is deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the net of the fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations.

Under the terms of the purchase agreement, the seller has agreed to indemnify and hold harmless the Company and its subsidiaries, as well as FlexHead’s respective affiliates, from and against any taxes of FlexHead with respect to any tax period ending on or before the closing, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the acquisition. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from the seller of approximately $1 million on the consolidated balance sheet.

The following table summarizes the preliminary fair value of amortizable and indefinite-lived intangible assets as of the acquisition date:

	FlexHead Industries, Inc.
		Weighted Average
($ in millions)	Fair Value	Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$11	10
Patents	5	9
Non-compete & other	3	5

Total amortizable intangible assets	$19
Indefinite-lived intangibles:
Trade names	$1	Indefinite

Total intangible assets	$20

The estimated fair values of assets acquired and liabilities assumed included in the tables above are preliminary and are based on the information that was available as of the acquisition date and prior to the filing of the Company’s 2012 second quarter results. The Company believes the information available as of the acquisition date and prior to the filing of the Company’s 2012 second quarter results provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, however the Company is awaiting the finalization of certain third-party valuations to finalize those fair values. Thus, the preliminary measurements of fair value set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations by the end of the fiscal year 2012.

Pro Forma Impact of Acquisition

The following table presents unaudited pro forma results of operations for the six months ended March 30, 2012, for the period from December 23, 2010 to March 25, 2011 and for the period from September 25, 2010 to December 22, 2010 as if the acquisition had occurred as of the first day of the fiscal 2011 period:

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$805	$396	$343
Net loss	(6)	(10)	(4)

The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the FlexHead acquisition had been completed on September 25, 2010, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the six months ended March 30, 2012, the period from December 23, 2010 to March 25, 2011, and the Predecessor Period were pro forma adjustments to reflect the results of operations of FlexHead as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information does not indicate the impact of possible business model changes nor does it consider any potential impact of current market conditions, expense efficiencies or other factors. The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments:

•	Additional amortization expense in the six months ended March 30, 2012 of $1 million related to the fair value of identifiable intangible assets acquired;

•

Additional amortization expense in the period from December 23, 2010 to March 25, 2011 and the Predecessor Period of less than $1 million related to the fair value of identifiable intangible assets acquired;

•	Additional costs of goods sold in the Predecessor Period of $1 million related to the fair value adjustment to inventory acquired;

•	Acquisition expense of less than $1 million in the Predecessor Period;

•	Each of the above adjustments was adjusted for the applicable tax benefit totaling $1 million for all periods presented.

On October 4, 2011, we acquired substantially all of the assets of Razor Wire International, L.L.C. (“RWI”) for a purchase price of $2 million. Upon closing, the Company paid less than $2 million in cash and reserved the rest of the payment for a temporary holdback. The purchase price was subject to certain working capital adjustments as set forth in the acquisition agreement. In April 2012, the temporary holdback of less than $1 million was settled. RWI manufactures razor wire ranging from 18 inches to 60 inches in diameter. The assets purchased consist primarily of accounts receivable, inventory, manufacturing equipment, customer lists and intellectual property. Liabilities assumed consist primarily of accounts payable incurred in the normal course of business prior to the acquisition date. The results of RWI are included within the Global Pipe, Tube & Conduit segment. The results of RWI are not material to the Company’s consolidated financial statements.

3. Related Party Transactions

Trade Activity and Indemnification with Tyco— The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	March 30, 2012	September 30, 2011
Accounts Receivable (Trade)	$2	$3
Receivables due from Tyco and its affiliates-current and noncurrent (see Note 9 and Note 15)	$28	$18

	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Purchases	$2	$2
Sales	4	5
Cost of Sales	4	4

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Purchases	$3	$2	$1
Sales	8	5	6
Cost of Sales	7	4	5

Other Related Party Trade Activity— An affiliate of CD&R currently owns equity positions in two of the Company’s customers to which the Company sold an aggregate of $18 million and $30 million of products for the three and six months ended March 30, 2012, respectively; the associated cost of sales was $15 million and $25 million for the three and six months ended March 30, 2012, respectively. The Company sold an aggregate of $11 million of products to these customers for the three months ended March 25, 2011; the associated cost of sales was $9 million for the three months ended March 25, 2011. Sales to these customers for the period from December 23, 2010 to March 25, 2011 totaled $11 million. The associated cost of sales for the period from December 23, 2010 to March 25, 2011 totaled $9 million. There were no sales or associated cost of sales to these customers for the Predecessor Period. Accounts receivable from the two customers totaled $14 million and $13 million as of March 30, 2012 and September 30, 2011, respectively.

Debt—The Company repaid $400 million and $300 million owed to Tyco and affiliates for the period from December 23, 2010 to March 25, 2011 and the Predecessor Period, respectively.

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

Insurable Liabilities—Prior to December 23, 2010, the Company was insured for workers’ compensation, general and auto liabilities by a captive insurance company that was wholly-owned by Tyco. The Company paid a premium to obtain insurance coverage during the Predecessor Period. Premiums expensed by the Company were $1 million for the Predecessor Period and are included in the selling, general and administrative expenses in the combined statement of operations.

Allocated Expenses—Prior to December 23, 2010, the Company was allocated corporate overhead expenses from Tyco for corporate-related functions based on a pro-rata percentage of the Company’s net revenue to Tyco’s consolidated net revenue. Corporate overhead expenses related primarily to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. During the Predecessor Period, the Company was allocated $4 million of general corporate expenses incurred by Tyco, which are included within selling, general and administrative expenses in the combined statement of operations.

Transaction Costs and Debt Issuance Costs—For the period from December 23, 2010 to March 25, 2011, in connection with the Transactions, the Company paid fees to CD&R of $6 million.

Management Fees—The Company is obligated to pay a $6 million aggregate annual management fee to Tyco and CD&R, subsequent to the Transactions. Such fees are to be paid quarterly, in advance, except that the fee for the first calendar quarter of 2011 was paid in arrears. The Company paid $3 million and $5 million during the three months and six months ended March 30, 2012, respectively. The Company paid $2 million for the three months ended March 25, 2011. The Company paid $2 million for the period from December 23, 2010 to March 25, 2011, and there was no management fee paid in the Predecessor Period. The management fees are included in selling, general, and administrative expense. The management fee is payable to CD&R and Tyco based upon their pro-rata ownership percentage.

4. Inventories

As of March 30, 2012 and September 30, 2011, inventories were comprised of ($ in millions):

	March 30, 2012	September 30, 2011
Purchased materials and manufactured parts	$130	$98
Work in process	27	27
Finished goods	134	133

Inventories	$291	$258

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

5. Property, Plant and Equipment

As of March 30, 2012 and September 30, 2011, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	March 30, 2012	September 30, 2011
Land	$18	$19
Buildings and related improvements	116	110
Machinery and equipment	173	165
Leasehold improvements	4	3
Construction in progress	32	35

Property, plant and equipment	343	332
Accumulated depreciation	(41)	(24)

Property, plant and equipment, net	$302	$308

Depreciation expense for the three and six months ended March 30, 2012 totaled $9 million and $18 million, respectively. Depreciation expense for the three months ended March 25, 2011 totaled $7 million. Depreciation expense for the period from December 23, 2010 to March 25, 2011 and the Predecessor Period totaled $7 million and $6 million, respectively.

6. Goodwill and Intangible Assets

The Company’s intangible assets relate primarily to customer relationships, patents and indefinite-lived trade names/trademarks, specifically within the Company’s North American businesses.

Customer relationships – The Company’s key customers are primarily wholesalers and national distributors. The Company provides products and services to these customers who ultimately target a variety of end markets. The relationships with customers are driven by high quality service and products that the Company sells. The overall terms of these relationships are based on purchase orders and are not contractually-based. The selection of the remaining useful lives for the customers is based on past customer retention experience. The customer relationships are amortized over their useful lives, ranging from 6 to 14 years.

Trade names/trademarks – The Company’s products are marketed under many well-recognized trade names/trademarks, including the Company’s primary brands, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power Strut®, Columbia MBF®, Cope®, GEM®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, ABF®, Razor Ribbon®,, FlexHead®, and SprinkFLEX® among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.

Other Intangible Assets – Other intangible assets with determinable lives consist primarily of patents and non-compete agreements. These other intangibles are amortized over their estimated useful lives, ranging from 5 to 10 years.

The fair value estimates related to the customer relationships were based on the multi-period excess earnings method, the fair value estimates related to trade names/trademarks and patents were based on the relief-from-royalty method and the fair value estimates related to the non-compete agreements were based on the lost profit method. The Company relied upon projections for each of its North American businesses as a basis for developing its valuations for the intangible assets. In accordance with Accounting Standards Codification Topic 350-20 Intangibles—Goodwill and Other (“ASC 350-20”), intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset’s economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The Company has determined to use the straight-line method of amortization.

The following table provides the gross carrying value and accumulated amortization for each major class of intangible assets ($ in millions):

		March 30, 2012			September 30, 2011
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer Relationships	13	$191	$(17)	$174	$179	$(10)	$169
Other	6	8	—	8	—	—	—

Total		199	(17)	182	179	(10)	169
Indefinite-lived Intangible Assets:
Trade names		96	—	96	95	—	95

Total		$295	$(17)	$278	$274	$(10)	$264

Amortization expense for the three months and six months ended March 30, 2012 totaled $4 million and $7 million, respectively. Amortization expense for the three months ended March 25, 2011 totaled $3 million. Amortization expense for the period from December 23, 2010 to March 25, 2011 totaled $3 million. There was no amortization expense in the Predecessor Period. The Company estimates that the aggregate amortization expenses will be $15 million in fiscal 2012, $15 million in fiscal 2013, $15 million in fiscal 2014, $15 million in fiscal 2015, $15 million in fiscal 2016, $15 million in fiscal 2017, and $99 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.

As of March 30, 2012 and September 30, 2011, the amount of goodwill by operating segment was as follows ($ in millions):

	September 30, 2011*	Goodwill from Acquisitions (Note 2)	March 30, 2012
Global Pipe, Tube & Conduit	$85	$10	$95
Global Cable & Cable Management	45	—	45

Total	$130	$10	$140

*	Goodwill by operating segment at September 30, 2011 has been restated to reflect the changes for discontinued operations and the reorganization of two reportable segments as described in Note 1.

7. Accrued and Other Current Liabilities

As of March 30, 2012 and September 30, 2011, accrued and other current liabilities were comprised of ($ in millions):

	March 30, 2012	September 30, 2011
Accrued payroll and payroll related	$18	$20
Accrued interest	10	10
Accrued transportation costs	11	11
Accrued audit and legal fees	12	4
Other	30	34

Accrued and other current liabilities	$81	$79

8. Debt

Debt as of March 30, 2012 and September 30, 2011 was as follows ($ in millions):

	March 30, 2012	September 30, 2011
Senior secured notes due January 1, 2018	$410	$410
Asset-based Credit Facility	102	46
Other	5	2

Total debt	517	458
Current portion	(106)	(47)

Long-term debt	$411	$411

On December 22, 2010, Atkore International issued senior secured notes (the “Notes”) in the principal amount of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, commencing on July 1, 2011. Atkore International’s obligations under the Notes are guaranteed on a stand-alone senior secured basis by the Company (the direct parent of Atkore International) and are full and unconditional on a joint and several senior secured basis, by each of Atkore International’s domestic subsidiaries that is a borrower or guarantor under the Credit Facility (as defined below). The Notes are redeemable at the Company’s option in whole or in part at any time, with not less than 30 nor more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the indenture governing the Notes. In addition, during any 12-month period prior to January 1, 2014, the Company may redeem up to $41 million of the Notes at a redemption price of 103%, plus accrued interest. In the event that Atkore International raises additional equity prior to January 1, 2014, then subject to the restrictions in the Notes, Atkore International may redeem up to 35% of the Notes at par, plus the coupon, plus accrued and unpaid interest up to the redemption date. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

On December 22, 2010, Atkore International also obtained a Credit Facility of up to $250 million, subject to borrowing base availability. As of March 30, 2012 and September 30, 2011, $102 million and $46 million were drawn, respectively. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. The Company’s availability under the Credit Facility was $139 million and $200 million as of March 30, 2012 and September 30, 2011, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25% to 2.75%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, but are not limited to, the timely delivery of quarterly and annual financial statements, certifications to be made by the Company, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens on after acquired property. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the borrowing availability under the Credit Facility falls below certain levels, the Company would subsequently be required to maintain a minimum fixed charge coverage ratio.

As of March 30, 2012, management believes that Atkore International was in compliance with all covenants of the Credit Facility. Atkore International was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facility.

As of March 30, 2012, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s Notes was $432 million as of March 30, 2012. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes.

9. Income Taxes

For the three months ended March 30, 2012 and March 25, 2011, the Company’s effective income tax rate attributable to income (loss) from continuing operations before income taxes was 37.4% and 34.0%, respectively.

The effective tax rate for the three months ended March 30, 2012 and March 25, 2011 varied from the U.S. statutory tax rate primarily as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, foreign income taxed at rates that differ from the U.S. statutory rate and the impact of certain non-deductible expenses.

For the six months ended March 30, 2012 and the period from December 23, 2010 to March 25, 2011, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was (41.1)% and (20.8)% respectively. The effective tax rates for both periods varied from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, foreign income taxed at rates that differ from the U.S. statutory rate and the impact of certain non-deductible expenses. Additionally, in the Predecessor Period, the effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was also impacted by non-deductible expenses relating to the transaction between Tyco and CD&R.

During the three months ended March 30, 2012, the amount of unrecognized tax benefits was decreased by $0.4 million as a result of the settlement of examinations with certain taxing authorities. The amounts released were indemnified by Tyco; therefore, there was no tax rate impact. There were no other significant changes to unrecognized tax benefits during the quarter.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2005 – 2010
Brazil	2005 – 2010
Canada	2001 – 2010
United Kingdom	2010
U.S	1997 – 2010

The Company’s income tax returns are examined periodically by various taxing authorities. Based upon the lapsing of various statutes of limitations and on the current status of its federal and state income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $2 to $3 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of an investment agreement entered into in connection with the Transactions (the “Investment Agreement”) relative to the periods prior to the Transactions.

At each balance sheet date, management evaluates whether it is more likely than not that the Company’s deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of March 30, 2012, the Company had recorded net deferred tax liabilities of $81 million, which includes valuation allowances of $6 million. Depending on prevailing economic conditions, future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances related to the Company’s deferred tax assets to be recorded in future reporting periods.

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

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. For uncertain tax liabilities arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of the Investment Agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $17 million on the consolidated balance sheet. For uncertain tax liabilities arising in the periods following the Transactions, however, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

Under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries and their respective affiliates from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. In addition, the Company has agreed to indemnify and hold harmless Tyco and its affiliates from and against any liability for any taxes of the Company with respect to any post-Transactions tax period.

10. Postretirement Benefits

The Company sponsors a number of defined benefit pension plans. The Company measures its pension plans as of its fiscal year-end.

The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations that use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on local regulations and with the assistance of professionally qualified actuaries in the countries concerned. The benefits under the defined benefit plans are based on various factors, such as years of service and compensation. The defined benefit pension plans are presented on a combined basis as the non-U.S. plans are not material to the total of all plans to warrant separate disclosure.

The net periodic benefit cost was $1 million for each of the three months ended March 25, 2011, the period from December 23, 2010 to March 25, 2011 and the Predecessor Period.

The net periodic benefit cost for the three months and six months ended March 30, 2012 was as follows ($ in millions):

	For the Three Months Ended March 30, 2012	For the Six Months Ended March 30, 2012
Service cost	$1	$1
Interest cost	1	2
Expected return on plan assets	(1)	(2)
Amortization of actuarial loss	—	—

Net periodic benefit cost	$1	$1

The Company contributed $1 million, $2 million, and less than $1 million to its pension plans during the three months and six months ended March 30, 2012, and during the period from December 23, 2010 to March 25, 2011, respectively. No contribution was made during the Predecessor Period.

11. Stock Incentive Plan

On May 16, 2011, the Board of Directors of Atkore Group adopted the Atkore International Group Inc. Stock Incentive Plan (the “Stock Incentive Plan”). A maximum of 6 million shares is reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, restricted stock, and restricted stock units, to officers and key employees.

Stock options vest ratably over five years. The cost of stock options, based on the fair market value of the shares on the date of grant, is being charged to selling, general and administrative expenses over the respective vesting periods. All options and rights must be exercised within ten years from the date of grant.

There were 1,836,834 and 1,039,350 stock options to purchase shares of Atkore Group common stock issued under the Stock Incentive Plan as of March 30, 2012 and September 30, 2011, respectively. The total compensation expense related to all share-based compensation plans was less than $1 million for both the three months and six months ended March 30, 2012, respectively, and was included in selling, general, and administrative expenses. There were no stock options granted until the third fiscal quarter of 2011.

The fair value of each of Atkore Group’s options granted during the six months ended March 30, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

For the Six Months Ended March 30, 2012
Expected dividend yield	0%
Expected volatility	60%
Risk free interest rate	1.13%
Weighted-average expected option life	6.1 years

The weighted-average grant-date fair value of options granted during the six months ended March 30, 2012 was $2.94. No options were exercised during three and six months ended March 30, 2012.

The expected life of options represents the weighted-average period of time that options granted are expected to be outstanding giving consideration to vesting schedules and expected exercise patterns. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant for periods corresponding with the expected life of the options. Expected volatility is based on historical volatilities of comparable companies. Dividends are not paid on common stock.

Stock option activity for the period September 30, 2011 to March 30, 2012 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 30, 2011	1,039,350	$10	9.65	$—
Granted	819,548	10	9.72	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	22,064	10	—	—

Outstanding as of March 30, 2012	1,836,834	$10	9.40	$—
Vested and unvested expected to vest as of March 30, 2012	1,682,233	10	9.40	—
Exercisable as of March 30, 2012	207,870	$10	9.15	$—

As of March 30, 2012, there was $4 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 4 years.

As part of the Stock Incentive Plan, certain key employees committed to purchase 81,550 shares of Atkore Group common stock over a period of years subsequent to fiscal 2011. The purchases of these shares will result in the issuance of an additional 128,798 of stock options. During the six months ended March 30, 2012, a total of 43,746 shares of Atkore Group common stock were purchased for total gross proceeds of less than $1 million.

On April 23, 2012, the Company entered into a definitive separation agreement and general release with Karl Schmidt, the Company’s former Vice President and Chief Financial Officer, with an effective date of April 15, 2012 (the “Separation Date”). As a result, the Company will repurchase 35,050 shares of common stock of Atkore Group (“Shares”) currently held by Mr. Schmidt at a purchase price equal to (a) $320,000, plus (b) the product of 3,050 and the fair market value per share as of June 2, 2012. In addition, in accordance with the terms of the Stock Incentive Plan: (i) Mr. Schmidt’s 19,200 vested options to purchase Shares will be forfeited if not exercised by July 14, 2012; and (ii) Mr. Schmidt’s unvested options to purchase Shares were forfeited as of the Separation Date.

12. Restructuring Charges

The net restructuring charges for the restructuring activities described below were less than $1 million for both the three and six month periods ended March 30, 2012. The net restructuring charges for the three months ended March 25, 2011 were $1 million. The net restructuring charges during the period from December 23, 2010 to March 25, 2011, were $1 million. The net restructuring charges were ($1) million for the Predecessor Period. The net restructuring charges were included in selling, general and administrative expenses in the statements of operations.

Europe, Middle East, Australia Restructuring

During fiscal 2011, the Company identified and pursued an opportunity for cost savings through restructuring activities and workforce reductions through migration of certain product lines to the UK facility, improving operating efficiencies across these product lines previously operated at the France manufacturing facility (the “EMEA Restructuring”). The Company maintained a restructuring reserve related to the EMEA Restructuring primarily for employee severance and benefits. The total restructuring payment of less than $1 million is expected to be completed by the end of fiscal 2012.

2009 Program

During fiscal 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across all of the Company’s segments (the “2009 Program”). The Company maintained a restructuring reserve related to the 2009 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. The total restructuring payment of $1 million is expected to be substantially completed by the end of fiscal 2012.

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

Restructuring reserves

The roll-forward of the reserves is as follows ($ in millions):

Combined Predecessor Period:	2009 Program	2007 Program	Total
Balance as of September 25, 2010	$5	$8	$13
Charges	1	—	1
Utilization	(1)	—	(1)
Reversals	—	(2)	(2)

Balance as of December 22, 2010	$5	$6	$11

Consolidated Successor Period:	2009 Program	2007 Program	Total
Balance as of December 23, 2010	$5	$6	$11
Charges	1	—	1
Utilization	—	(1)	(1)
Reversals	—	—	—

Balance as of March 25, 2011	$6	$5	$11

Consolidated Successor Period:	EMEA	2009 Program	2007 Program	Total
Balance as of September 30, 2011	$2	$1	$5	$8
Charges	—	—	—	—
Utilization	(2)	—	(1)	(3)
Reversals	—	—	—	—

Combined Predecessor Period:		2009 Program	2007 Program	Total
Balance as of March 30, 2012	$—	$1	$4	$5

Restructuring reserves related to the EMEA Restructuring, 2009 Program and 2007 Program were included in the Company’s consolidated balance sheet as follows ($ in millions):

	March 30, 2012	September 30, 2011
Accrued and other current liabilities	$2	$5
Other long-term liabilities	3	3

	$5	$8

13. Segment and Geographic Data

Effective October 1, 2011, the Company reorganized its segments to better align the Company’s business with how the Company’s CODM reviews operating results for the purposes of allocating resources and managing performance. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company reflects in Corporate and Other all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in ASC 280. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with ASC 280, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Conduit—consists of tubular steel used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

•

Pipe & Tube—consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications; and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEM and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

Global Cable & Cable Management

•	Cable—consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems.

•

Cable Management—consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket; also includes metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 19, and the reorganization of two reportable segments, as described above.

Selected information by reportable segment is presented in the following tables ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales(1):
Global Pipe, Tube & Conduit	$515	$265	$227
Global Cable & Cable Management	300	133	119
Elimination of intersegment revenues	(17)	(6)	(6)

	$798	$392	$340

Operating income (loss):
Global Pipe, Tube & Conduit	$17	$21	$8
Global Cable & Cable Management	30	13	9
Corporate and Other	(24)	(31)	(6)

	$23	$3	$11

Depreciation and amortization:
Global Pipe, Tube & Conduit	$17	$8	$4
Global Cable & Cable Management	8	2	2
Corporate and Other	—	—	—

	$25	$10	$6

Capital expenditures:
Global Pipe, Tube & Conduit	$9	$4	$5
Global Cable & Cable Management	4	5	4
Corporate and Other	—	4	3

	$13	$13	$12

	Consolidated Successor Company
	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net sales(1):
Global Pipe, Tube & Conduit	$279	$265
Global Cable & Cable Management	158	133
Elimination of intersegment revenues	(10)	(6)

	$427	$392

Operating income (loss) :
Global Pipe, Tube & Conduit	$17	$21
Global Cable & Cable Management	18	13
Corporate and Other	(14)	(16)

	$21	$18

Depreciation and amortization:
Global Pipe, Tube & Conduit	$8	$8
Global Cable & Cable Management	4	2
Corporate and Other	—	—

	$12	$10

Capital expenditures:
Global Pipe, Tube & Conduit	$4	$4
Global Cable & Cable Management	2	5
Corporate and Other	1	4

	$7	$13

(1)	Amounts represent sales to external customers and related parties (see Note 3). No single customer represented 10% or more of the Company’s total net sales in any period presented.

The reconciliation of operating income to (loss) income before taxes is as follows (in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Operating income	$23	$3	$11
Interest expense, net	24	13	11

Loss before taxes	$(1)	$(10)	$—

	Consolidated Successor Company
	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Operating income	$21	$18
Interest expense, net	12	13

Income before taxes	$9	$5

Corporate and Other contains interest expense that is not allocated to the other segments. Total interest expense included in Corporate and Other was $12 million and $24 million for the three months and six months ended March 30, 2012, respectively. The interest expense included in Corporate and Other for the three months ended March 25, 2011 was $13 million. The interest expense included in Corporate and Other for the period from December 23, 2010 to March 25, 2011 and the Predecessor Period was $13 million and $11 million, respectively.

Selected information by reportable segment is presented in the following table ($ in millions):

	March 30, 2012	September 30, 2011
Total assets:
Global Pipe, Tube & Conduit	$965	$875
Global Cable & Cable Management	425	410
Corporate and Other	89	114

	$1,479	$1,399

Selected information by geographic area is as follows ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales:
U.S.	$662	$317	$270
Other Americas	90	52	49
Europe	23	14	12
Asia-Pacific	23	9	9

	$798	$392	$340

	Consolidated Successor Company
	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net sales:
U.S.	$356	$317
Other Americas	45	52
Europe	13	14
Asia-Pacific	13	9

	$427	$392

	March 30, 2012	September 30, 2011
Long lived assets:
U.S.	$267	$275
Other Americas	28	26
Europe	8	8
Asia-Pacific	6	5

	$309	$314

As of March 30, 2012, the long-lived assets included $302 million of property, plant and equipment, net, $3 million Supplemental Executive Retirement Plan (“SERP”) pension assets, and $4 million of other long-lived assets. As of September 30, 2011, the long-lived assets included $308 million of property, plant and equipment, net, $2 million SERP pension assets, and $4 million of other long-lived assets.

Selected information by product category is presented in the following tables ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales:
Global Pipe, Tube & Conduit
Conduit	$205	$104	$95
Pipe & Tube	310	161	132

Total Global Pipe, Tube & Conduit	515	265	227
Global Cable & Cable Management
Cable	185	80	69
Cable Management Systems	115	53	50

Total Global Cable & Cable Management	300	133	119

Elimination of intersegment revenues	(17)	(6)	(6)

	$798	$392	$340

	Consolidated Successor Company
	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net sales:
Global Pipe, Tube & Conduit
Conduit	$111	$104
Pipe & Tube	168	161

Total Global Pipe, Tube & Conduit	279	265
Global Cable & Cable Management
Cable	97	80
Cable Management Systems	61	53

Total Global Cable & Cable Management	158	133

Elimination of intersegment revenues	(10)	(6)

	$427	$392

14. Guarantor Financial Information

Under the indenture governing the Notes, certain 100% owned U.S. subsidiaries of Atkore International provided a full and unconditional guarantee on a joint and several basis of the Notes. Under the same indenture, the Company also provided a full and unconditional guarantee of the Notes. Atkore International is a 100% owned subsidiary of the Company.

The Company refers to the Notes priority collateral and the Credit Facility priority collateral together as the “Collateral”. The Collateral does not include any capital stock of a subsidiary of the Company, including Atkore International, to the extent that the pledge of such capital stock results in a requirement to file separate financial statements of such subsidiary under Rule 3-16 of Regulation S-X under the Securities Act. Any such capital stock covered by a pledge that triggers such a requirement to file financial statements of such subsidiary would be automatically released from being included in the Collateral, but only to the extent necessary to not be subject to such requirement. Accordingly, a significant portion of the capital stock of Atkore International, Atkore International (NV) Inc., Allied Tube & Conduit Corporation, as well as a portion of the capital stock of WPFY, Inc. and Atkore Foreign Holdings Inc., is currently not included in the pledge as Collateral as a result of the filing of the Registration Statement on Form S-4 filed with the SEC, as declared effective on October 19, 2011.

The following tables present financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the three months and six months ended March 30, 2012, for the three months ended March 25, 2011, for the period from December 23, 2010 to March 25, 2011, and on a combined basis for the period from September 25, 2010 to December 22, 2010. The following financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Successor Company

Condensed Consolidated Statement of Operations

For the Three Months Ended March 30, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$368	$69	$(10)	$427
Cost of sales	—	—	304	62	(10)	356
Selling, general and administrative expenses	—	2	41	7	—	50

Operating (loss) income	—	(2)	23	—	—	21
Interest expense (benefit), net	—	3	10	(1)	—	12

(Loss) income before income taxes	—	(5)	13	1	—	9
Income tax expense	—	—	2	1	—	3

(Loss) income from continuing operations	—	(5)	11	—	—	6
Loss from discontinued operations and disposal, net of tax expense	—	—	(2)	—	—	(2)
Income from subsidiaries	4	9	—	—	(13)	—

Net income (loss)	$4	$4	$9	$—	$(13)	$4

Successor Company

Condensed Consolidated Statement of Operations

For the Three Months Ended March 25, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$325	$73	$(6)	$392
Cost of sales	—	—	271	63	(6)	328
Selling, general and administrative expenses	—	2	35	8	—	45
Transaction-related costs	—	1	—	—	—	1

Operating (loss) income	—	(3)	19	2	—	18
Interest expense, net	—	3	10	—	—	13

(Loss) income before income taxes	—	(6)	9	2	—	5
Income tax expense	—	—	1	1	—	2

(Loss) income from continuing operations	—	(6)	8	1	—	3
Income from discontinued operations and disposal, net of tax benefit	—	—	1	—	—	1
Income from subsidiaries	4	10	—	—	(14)	—

Net income	$4	$4	$9	$1	$(14)	$4

Successor Company

Condensed Consolidated Statement of Operations

For the Six Months Ended March 30, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$681	$134	$(17)	$798
Cost of sales	—	—	578	119	(17)	680
Selling, general and administrative expenses	—	4	76	15	—	95
Transaction-related costs	—	—	—	—	—	—

Operating (loss) income	—	(4)	27	—	—	23
Interest expense, net	—	6	19	(1)	—	24

(Loss) income before income taxes	—	(10)	8	1	—	(1)
Income tax (benefit) expense	—	—	(1)	1	—	—

(Loss) income from continuing operations	—	(10)	9	—	—	(1)
Loss from discontinued operations and disposal, net of tax expense	—	—	(3)	—	—	(3)
(Loss) income from subsidiaries	(4)	6	—	—	(2)	—

Net (loss) income	$(4)	$(4)	$6	$—	$(2)	$(4)

Successor Company

Condensed Consolidated Statement of Operations

For the Period from December 23, 2010 to March 25, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$325	$73	$(6)	$392
Cost of sales	—	—	271	63	(6)	328
Selling, general and administrative expenses	—	2	35	8	—	45
Transaction-related costs	—	16	—	—	—	16

Operating (loss) income	—	(18)	19	2	—	3
Interest expense, net	—	3	10	—	—	13

(Loss) income before income taxes	—	(21)	9	2	—	(10)
Income tax expense	—	—	1	1	—	2

(Loss) income from continuing operations	—	(21)	8	1	—	(12)
Income from discontinued operations and disposal, net of tax benefit	—	—	1	—	—	1
(Loss) income from subsidiaries	(11)	10	—	—	1	—

Net (loss) income	$(11)	$(11)	$9	$1	$1	$(11)

Predecessor Company

Condensed Combined Statement of Operations

For the Period from September 25, 2010 to December 22, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Combined
Net sales	$276	$70	$(6)	$340
Cost of sales	233	63	(6)	290
Selling, general and administrative expenses	30	9	—	39

Operating income (loss)	13	(2)	—	11
Interest expense, net	10	1	—	11

Income (loss) before income taxes	3	(3)	—	—
Income tax expense (benefit)	2	(1)	—	1

Income (loss) from continuing operations	1	(2)	—	(1)
Loss from discontinued operations and disposal, net of tax expense	(2)	—	—	(2)

Net loss	$(1)	$(2)	$—	$(3)

Successor Company

Condensed Consolidated Balance Sheet

As of March 30, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$2	$41	$—	$43
Accounts receivable, net	—	—	185	56	—	241
Receivables due from Tyco International Ltd. and its affiliates	—	—	4	10	—	14
Inventories, net	—	—	248	43	—	291
Prepaid expenses and other current assets	—	10	31	12	—	53
Deferred income taxes	—	—	13	2	—	15

Total current assets	—	10	483	164	—	657
Property, plant and equipment, net	—	—	264	38	—	302
Intangible assets, net	—	—	278	—	—	278
Goodwill	—	—	140	—	—	140
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd. and its affiliates	—	—	14	—	—	14
Investment in subsidiaries	569	641	—	—	(1,210)	—
Intercompany receivable	—	410	—	—	(410)	—
Other assets	—	24	7	4	—	35

Total assets of continuing operations	569	1,085	1,186	208	(1,620)	1,428
Total assets of discontinued operations	—	—	51	—	—	51

Total Assets	$569	$1,085	$1,237	$208	$(1,620)	$1,479

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$102	$—	$4	$—	$106
Accounts payable	—	—	113	34	—	147
Income tax payable	—	—	3	—	—	3
Accrued and other current liabilities	—	8	52	21	—	81

Total current liabilities	—	110	168	59	—	337
Long-term debt	—	410	1	—	—	411
Deferred income taxes	—	(3)	101	—	—	98
Intercompany payable	—	—	409	1	(410)	—
Income tax payable	—	—	14	—	—	14
Pension liabilities	—	—	34	1	—	35
Other long-term liabilities	—	(1)	10	2	—	11

Total Liabilities of continuing operations	—	516	737	63	(410)	906
Total liabilities of discontinued operations	—	—	4	—	—	4

Total Liabilities	—	516	741	63	(410)	910

Shareholder’s Equity:
Common shares and additional paid in capital	604	604	483	148	(1,235)	604
(Accumulated deficit) retained earnings	(21)	(21)	24	2	(5)	(21)
Accumulated other comprehensive loss	(14)	(14)	(11)	(5)	30	(14)

Total Shareholder’s Equity	569	569	496	145	(1,210)	569

Total Liabilities and Shareholder’s Equity	$569	$1085	$1,237	$208	$(1,620)	$1,479

Successor Company

Condensed Consolidated Balance Sheet

As of September 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$48	$—	$48
Accounts receivable, net	—	—	169	52	—	221
Receivables due from Tyco International Ltd. and its affiliates	—	—	4	—	—	4
Inventories, net	—	—	220	38	—	258
Prepaid expenses and other current assets	—	6	27	7	—	40
Deferred income taxes	—	—	14	2	—	16

Total current assets	—	6	434	147	—	587
Property, plant and equipment, net	—	—	273	35	—	308
Intangible assets, net	—	—	264	—	—	264
Goodwill	—	—	130	—	—	130
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd. and its affiliates	—	—	14	—	—	14
Investment in subsidiaries	570	604	—	1	(1,175)	—
Intercompany receivable	—	399	—	—	(399)	—
Other assets	—	27	6	3	—	36

Total assets of continuing operations	570	1,036	1,121	188	(1,574)	1,341
Total assets of discontinued operations	—	—	58	—	—	58

Total Assets	$570	$1,036	$1,179	$188	$(1,574)	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$46	$—	$1	$—	$47
Accounts payable	—	—	98	25	—	123
Income tax payable	—	—	4	—	—	4
Accrued and other current liabilities	—	10	55	14	—	79

Total current liabilities	—	56	157	40	—	253
Long-term debt	—	410	1	—	—	411
Deferred income taxes	—	—	101	—	—	101
Intercompany payable	—	—	396	3	(399)	—
Income tax payable	—	—	13	—	—	13
Pension liabilities	—	—	35	—	—	35
Other long-term liabilities	—	—	13	1	(1)	13

Total liabilities of continuing operations	—	466	716	44	(400)	826
Total liabilities of discontinued operations	—	—	3	—	$—	3

Total Liabilities	—	466	719	44	(400)	829

Shareholder’s Equity:
Common shares and additional paid in capital	604	604	452	149	(1,205)	604
(Accumulated deficit) retained earnings	(17)	(17)	18	2	(3)	(17)
Accumulated other comprehensive (loss) income	(17)	(17)	(10)	(7)	34	(17)

Total Shareholder’s Equity	570	570	460	144	(1,174)	570

Total Liabilities and Shareholder’s Equity	$570	$1,036	$1,179	$188	$(1,574)	$1,399

Successor Company

Condensed Consolidated Statement of Cash Flows

For the Six Months Ended March 30, 2012

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(8)	$2	$(6)	$—	$(12)

Cash flows from investing activities:
Capital expenditures	—	—	(9)	(4)	—	(13)
Change in due to Tyco International, Ltd. And its affiliates	—	(10)	11	(1)	—	—
Acquisitions of businesses, net of cash acquired	—	(37)	(2)	—	—	(39)

Net cash used for investing activities	—	(47)	—	(5)	—	(52)

Cash flows from financing activities
Increase in debt outstanding under credit facility	—	55	—	—	—	55
Issuance of long-term debt to subsidiaries	—	—	—	—	—	—
Proceeds of long-term debt from Atkore International Inc.	—	—	—	—	—	—
Proceeds from short-term debt	—	—	—	3	—	3

Net cash provided by financing activities	—	55	—	3	—	58

Effect of currency translation on cash	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	2	(7)	—	(5)

Cash and cash equivalents at beginning of period	—	—	—	48	—	48

Cash and cash equivalents at end of period	$—	$—	$2	$41	$—	$43

Successor Company

Condensed Consolidated Statement of Cash Flows

For the Period from December 23, 2010 to March 25, 2011

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(424)	$431	$18	$—	$25

Cash flows from investing activities:
Capital expenditures	—	—	(10)	(3)	—	(13)
Purchase price adjustments	—	(7)	—	—	—	(7)

Net cash used for continuing investing activities	—	(7)	(10)	(3)	—	(20)
Net cash used for discontinued investing activities	—	—	(2)	—	—	(2)

Net cash used for investing activities	—	(7)	(12)	(3)	—	(22)
Cash flows from financing activities
Payments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	—	(400)	—	—	(400)
Proceeds from issuance of senior secured notes	—	410	—	—	—	410
Increase in debt outstanding under Credit Facility	—	61	—	—	—	61
Payment of debt issuance costs	—	(36)	—	—	—	(36)
Payment of short-term debt	—	—	—	(4)	—	(4)
Capital contribution	—	(4)	—	4	—	—

Net cash provided by (used for) continuing financing activities	—	431	(400)	—	—	31

Net cash provided by discontinued financing activities	—	—	—	—	—	—

Net cash provided by (used for) financing activities	—	431	(400)	—	—	31
Effect of currency translation on cash	—	—	—	1	—	1
Net increase in cash and cash equivalents	—	—	19	16	—	35

Cash and cash equivalents at beginning of period	—	—	—	14	—	14

Cash and cash equivalents at end of period	$—	$—	$19	$30	$—	$49

Predecessor Company

Condensed Combined Statement of Cash Flows

For the Period from September 25, 2010 to December 22, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Atkore Combined
Cash flows (used for) provided by operating activities	$(77)	$10	$(67)

Cash flows from investing activities:
Capital expenditures	(10)	(2)	(12)
Change in due to (from) Tyco International Ltd. and its affiliates	405	(48)	357

Net cash provided by (used for) continuing investing activities	395	(50)	345
Net cash provided by (used for) discontinued investing activities	—	—	—

Net cash provided by (used for) investing activities	395	(50)	345
Cash flows from financing activities
Payments of long-term debt due to Tyco International Ltd. and its affiliates, net	(135)	(165)	(300)
Proceeds from short-term debt	—	4	4
Change in parent company investment	(183)	182	(1)

Net cash (used for) provided by continuing financing activities	(318)	21	(297)
Net cash provided by discontinued financing activities	—	—	—
Net cash (used for) provided by financing activities	(318)	21	(297)

Net decrease in cash and cash equivalents	—	(19)	(19)

Cash and cash equivalents at beginning of period	—	33	33

Cash and cash equivalents at end of period	$—	$14	$14

15. Commitments and Contingencies

The Company has obligations related to commitments to purchase certain goods and services. As of March 30, 2012, such obligations were $182 million for fiscal 2012, $3 million for fiscal 2013, $2 million for fiscal 2014, and $0 thereafter.

Legal Contingencies—The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $6 million and $8 million as of March 30, 2012, and September 30, 2011, respectively. The accrual liability was included in other liabilities in the consolidated balance sheet for this matter. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $3 million to $12 million.

In October 2010, the Company was notified of an assessment by the Rio Grande do Sul State Treasury Secretariat related to the appropriateness of certain value-added tax credits taken in Brazil during the periods 2005 to 2007. The Brazilian government alleges that the Company owes approximately $10 million in taxes, penalties and interest. The Company has been vigorously defending the matter based on its belief that its position was in accordance with the applicable law based in part upon the findings of the third party that assisted us in documenting and responding to the notice. On April 11, 2012, the administrative court of Rio Grande do Sul State issued two unfavorable rulings against the Company. The Company has no further appeal options on these rulings at the pre-trial, administrative stage and must file suit in judicial court to contest these rulings. As a result of these unfavorable rulings at the administrative stage, the Company now believes that the likelihood that it will incur a loss is probable and that the amount of the loss is reasonably estimable. Accordingly, in the second quarter of fiscal 2012, the Company recorded a loss contingency reserve of $10 million and accrued legal fees of less than a million related to this matter in accrued and other current liabilities. As described in Note 9, under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. Accordingly, in the second quarter of fiscal 2012, the Company recorded $10 million related to the Company’s right to be indemnified by Tyco in connection with this matter in receivables due from Tyco International Ltd. and its affiliates. The Company consults on a quarterly basis with the external counsel representing the Company in this matter to receive updates and further assess liability.

From time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material impact on its financial statements. The range of reasonably possible losses related to these matters is from $1 to $2 million, in the aggregate. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its financial statements.

16. Guarantees

The Company has an outstanding letter of credit for $5 million supporting workers compensation and liability insurance policies, an outstanding letter of credit for $6 million supporting a foreign line of credit, and outstanding letters of credit for $2 million supporting foreign purchase agreements. The Company also has $5 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties ($13 million) and provided financial guarantees for financial commitments ($2 million) on behalf of the Company. Tyco intends to obtain releases from the guarantees related to the Company.

In disposing of assets or businesses, the Company often provides representations, warranties and indemnities to cover various risks including unknown damage to the assets, environmental risks involved in the sale of real estate, liability to investigate and remediate environmental contamination at waste disposal sites and manufacturing facilities, and unidentified tax liabilities and legal fees related to periods prior to disposition. The Company does not have the ability to estimate the potential liability from such indemnities because they relate to unknown conditions. However, the Company has no reason to believe that these uncertainties would have a material effect on the Company’s financial statements.

In the normal course of business, the Company is liable for product performance and contract completion. In the opinion of management, such obligations will not significantly affect the Company’s financial statements.

17. Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of March 30, 2012. See Note 8 for the fair value of the Company’s debt.

18. Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income is as follows ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Net loss	$(4)	$(11)	$(3)
Foreign currency translation adjustment	$3	5	1
Change in unrecognized gains related to pension benefit plans, net of tax	—	—	1

Total comprehensive loss	$(1)	$(6)	$(1)

	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net income	$4	$4
Foreign currency translation adjustment	$3	5
Change in unrecognized gains related to pension benefit plans, net of tax	—	—

Total comprehensive income	$7	$9

19. Discontinued Operations

In February 2012, the Company determined that the Morrisville business was no longer strategically viable. This business was under Allied Tube & Conduit Corporation (“Allied Tube”), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). The Morrisville Sale was subject to the satisfaction or waiver of certain customary closing conditions, including the approval by JMC Steel of a title report and survey, or the removal and satisfaction by Allied Tube of any exceptions shown thereon which were not acceptable to JMC Steel. Morrisville’s operations and cash flows have been removed from on-going operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. In April 2012, the Company completed the sale, resulting in a gain of less than $1 million.

The following tables present the operating results of the Company’s discontinued operations for the three months ended March 30, 2012 and March 25, 2011, six months ended March 30, 2012, the period from December 23, 2010 to March 25, 2011, and the Predecessor Period ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$22	$14	$12
Cost and expenses	25	13	15

Loss before income tax	(3)	1	(3)
Income tax benefit	1	—	1

(Loss) income from discontinued operations	$(2)	$1	$(2)
(Loss) income from disposal of discontinued business assets, net of tax	(1)	—	—

(Loss) income from discontinued operations and disposal net of income tax benefit of $2, $0 and $1, respectively	$(3)	$1	$(2)

	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net sales	$14	$14
Cost and expenses	$15	13

Loss before income tax	(1)	1
Income tax expense	—	—

(Loss) income from discontinued operations	$(1)	$1
Loss from disposal of discontinued business assets, net of tax	(1)	—

(Loss) income from discontinued operations and disposal net of income tax benefit of $1and $0, respectively	$(2)	$1

The following table shows an analysis of assets and liabilities of discontinued operations as of March 30, 2012, and September 30, 2011 ($ in millions):

	March 30, 2012	September 30, 2011
Current assets	$12	$16
Properties, plant and equipment, net	28	31
Goodwill and intangible assets	11	11

Total assets of discontinued operations	51	58

Current liabilities	$4	$3

Total liabilities of discontinued operations	4	3

Included in current liabilities at March 30, 2012, and September 30, 2011, was $4 million and $3 million, respectively, related to accounts payable and accrued and other current liabilities. The goodwill was allocated on a relative fair value basis. As of March 30, 2012, the Company recorded an impairment loss net of tax for Morrisville of $1 million related to inventory and less than $1 million related to severance.

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

Executive Summary

Atkore International Holdings Inc. (“the Company,” “we,” “our,” “us,” or “Atkore”) is a global manufacturer of fabricated steel tubes and pipes, pre-wired armored cables, cable management systems and metal framing systems. Our products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 22 manufacturing facilities and 16 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks.

We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and OEMs, as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In the second quarter of fiscal 2012 and fiscal 2011, 83% and 81% of our net sales were tied to customers located in the U.S., respectively. We also have a significant manufacturing and sales presence in Brazil and, to a lesser extent, in the United Kingdom, France, China, Australia and New Zealand. We also currently have a minority interest, which we have committed to sell (as described in Note 20 to the condensed financial statements), in a joint venture in the Middle East.

Our business is largely dependent on the non-residential construction industry. Approximately 65% and 61% of our net sales in the six months ended March 30, 2012, and March 25, 2011, respectively, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, were projected to reach a historic low of 645 million square feet in calendar year 2011. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business, including, but not limited to, Allied Tube & Conduit®, Unistrut®, Power Strut®, Telespar®, Cope®, AFC Cable Systems®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, Razor Ribbon® , Columbia MBF®, ABF®, FlexHead ® and SprinkFlex®, all of which are registered in the U.S., except Acroba®, which is registered in France.

Reorganization of Segments

During the first quarter of 2012, the Company reorganized its segments to better align the Company’s business with how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company reflects all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in Accounting Standards Update 280, Segment Reporting (“ASC 280”) in Corporate and Other. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with ASC 280, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Conduit—consists of tubular steel used for the protection and routing of electrical wire; products, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

•

Pipe & Tube—consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications; and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEM and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

Global Cable & Cable Management

•	Cable—consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems.

•

Cable Management—consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket; also includes metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

Matters Affecting Comparability of Results

On November 9, 2010, Tyco International Ltd. (“Tyco” or “Parent Company”) announced that it entered into an agreement to sell a majority interest in Tyco Electrical and Metal Products (“TEMP”) to an affiliate of the private equity firm Clayton Dubilier & Rice, LLC (“CD&R”). On December 22, 2010, the transaction closed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the “Preferred Stock”) of Atkore International Group, Inc. (“Atkore Group”). The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore Group. On December 22, 2010, Atkore Group also issued common stock (the “Common Stock”) to a Tyco subsidiary that initially represented the remaining 49% of the outstanding capital stock of Atkore Group. Atkore Group continues to be the sole owner of the Company, which in turn continues to be the sole owner of Atkore International, Inc. (“Atkore International”). Subsequent to December 22, 2010, Atkore has operated as an independent, stand-alone entity (referred to herein as the “Successor Company”). The aforementioned transactions described in this paragraph are referred to herein as the “Transactions.”

Prior to the Transactions, all the capital stock of Atkore International was owned by Tyco. The business of Atkore International was operated as the TEMP business of Tyco (referred to herein as the “Predecessor Company”). Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

The Transactions resulted in the acquisition of control of our company by CD&R and have been accounted for in accordance with accounting guidance for business combinations using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed based on their fair values as of December 22, 2010. Fair-value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.

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

Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our combined results of operations, financial position and cash flows would have been had we operated as an independent, standalone company during the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with our company, it is reflected in our financial statements. Certain general corporate overhead and other expenses have been allocated by Tyco to us (see Note 3 to our unaudited financial statements). We believe such allocations are reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent, standalone company for the periods presented, nor are they indicative of the costs that will be incurred in the future as an independent, standalone company.

Combined financial results for the Predecessor Company and consolidated financial results for the Successor Company —We have presented our historical financial results for the Predecessor Company and the Successor Company in the financial statements, in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for the periods before and after the Transactions on December 22, 2010. Despite the separate presentation, there were no material changes to the actual operations or customer relationships of our business as a result of the acquisition of a majority interest in Atkore by CD&R. As the core operations of the Company have not changed as a result of the Transactions, when evaluating our results of operations for purposes of this MD&A discussion, our management treats the six months ended March 25, 2011 as a single measurement period, rather than the two separate periods that are required to be reported under GAAP.

Consequently, to enhance the analysis of our operating results in our MD&A, we have presented the operating results for the six months ended March 30, 2012, and of the Predecessor Company and Successor Company on a combined basis for the six months ended March 25, 2011. This combined presentation for the six months ended March 25, 2011, represents a non-GAAP mathematical addition of the pre-transaction results of operations of the Predecessor Period and the results of operations of the Successor Company for the period from September 25, 2010 to March 25, 2011. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the heading “Results of Operations.”

Our Predecessor Company historically relied on cash and the liquidation of inter-company investments to fund cyclical increases in working capital needs. The Successor Company funds operating needs with cash from operations, available credit from our asset-based credit facility (“Credit Facility”), and cash on hand. Consequently, we did not present information regarding our discussion of our financial position, liquidity and capital resources on a combined basis in our MD&A. We have presented information regarding our financial position, liquidity and capital resources separately for the Successor Company for the three months ended March 30, 2012, and March 25, 2011, the six months ended March 30, 2012, and the period from December 23, 2010 to March 25, 2011, and for the Predecessor Company for the Predecessor Period.

Allocation of Purchase Price

The allocation of the purchase price to the assets acquired and liabilities assumed in connection with the Transactions based on their respective fair values resulted in changes in the values of tangible and intangible assets. The adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between the three months ended March 30, 2012, and March 25, 2011. Allocation of the purchase price to intangible assets affects the comparability of amortization expense between the six months ended March 30, 2012, and combined results for the six months ended March 25, 2011.

New Debt Structure

In connection with the Transactions, certain payments were made to a Tyco affiliate in order to retire Predecessor Company debt instruments. This change in long-term debt and related debt issuance costs affects the comparability of interest expense between the six months ended March 30, 2012, and combined results for the six months ended March 25, 2011.

Results of Operations

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” related to the discussion of interim year-to-date results, we separately show the results of operations of the Successor Company for the three months ended March 30, 2012, and March 25, 2011, the six months ended March 30, 2012, the period from December 23, 2010 to March 25, 2011, and the results of operations of the Predecessor Company for the Predecessor Period.

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

The following information summarizes our consolidated and combined statements of operations and illustrates the key financial indicators used to assess our consolidated and combined financial results ($ in millions):

	Fiscal 2012	Fiscal 2011
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for the Six Months Ended March 25, 2011
Net sales	$798	$392	$340	$732
Cost of sales	680	328	290	618

Gross margin	118	64	50	114
Selling, general and administrative expenses	95	45	39	84
Transaction-related costs	—	16	—	16

Operating income	23	3	11	14
Interest expense, net	24	13	11	24

Loss before income taxes	(1)	(10)	—	(10)
Income tax expense	—	2	1	3

Loss from continuing operations	(1)	(12)	(1)	(13)
(Loss) income from discontinued operations and disposal, net of income tax benefit (expense)	(3)	1	(2)	(1)

Net loss	$(4)	$(11)	$(3)	$(14)

	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net sales	$427	$392
Cost of sales	356	328

Gross margin	71	64
Selling, general and administrative expenses	50	45
Transaction-related costs	—	1

Operating income	21	18
Interest expense, net	12	13

Income before income taxes	9	5
Income tax expense	3	2

Income from continuing operations	6	3
(Loss) income from discontinued operations and disposal, net of income tax benefit (expense)	(2)	1

Net income	$4	$4

Net Sales

Net sales increased $35 million for the three months ended March 30, 2012, to $427 million from $392 million for the three months ended March 25, 2011. The increase was due to higher volume from our North American steel pipe, tube and conduit and cable products of $28 million, and higher aggregate sales from global cable management products of $8 million and $3 million from acquired businesses. This increase was partially offset by a reduction in sales of $7 million from our Brazilian operations due to lower volume and pricing. Changes in foreign currency exchange rates had a favorable impact of $3 million, primarily as a result of the depreciation of the U.S. Dollar versus the Australian Dollar and Brazilian Real.

For the six months ended March 30, 2012, net sales were $798 million, an increase of $66 million over the $732 million for the combined results for the six months ended March 25, 2011. The increase was due to $11 million of higher aggregate selling prices, $61 million of higher volume from our North American steel pipe, tube and conduit and cable products and our global cable management products and $3 million from sales of acquired businesses. The increase in average selling prices was due primarily to higher average steel and copper market prices. The increase was partially offset by a reduction in sales of $10 million from our Brazilian operations and a reduction of $3 million in sales from non-tubular related products. Changes in foreign currency exchange rates had a favorable impact of $4 million, primarily as a result of the depreciation of the U.S. Dollar versus the Australian Dollar and Brazilian Real.

Cost of Sales

Cost of sales increased by $28 million to $356 million for the three months ended March 30, 2012, compared to $328 million for the three months ended March 25, 2011. The increase in cost of sales was due in part to an unfavorable impact of higher raw material prices for steel of $17 million partly offset by lower raw material prices for copper of $5 million. The remainder of the increase was due primarily to increases in volume of steel pipe, tube and conduit and cable products shipped in North America.

For the six months ended March 30, 2012, cost of sales increased by $62 million to $680 million compared to $618 million for the combined results for the six months ended March 25, 2011. The increase in cost of sales was due in part to an unfavorable impact of higher raw material prices for steel of $33 million partly offset by lower raw material prices for copper of $3 million. The remainder of the increase was due primarily to increases in volume of steel pipe, tube and conduit and cable products shipped in North America and $2 million of higher depreciation charges.

Gross Margin

Gross margin increased by $7 million to $71 million for the three months ended March 30, 2012, compared to $64 million for the three months ended March 25, 2011. The increase in gross margin was due to higher sales volume from our North American steel pipe, tube and conduit and cable products partly offset by higher raw material costs of $12 million in North America. North American volume of steel, pipe, tube and conduit were 6% higher and cable product sales volume increased 24% for the three months ended March 30, 2012 compared to the three months ended March 25, 2011. Slightly higher average selling prices for North American steel pipe, tube and conduit products were offset by slightly lower average selling prices for North American cable products.

For the six months ended March 30, 2012, gross margin increased by $4 million to $118 million compared to $114 million for the combined results for the six months ended March 25, 2011. The increase in gross margin was due primarily to higher aggregate selling prices and sales volume for our North American steel pipe, tube and conduit and cable products, which contributed an increase of $11 million and $3 million for price and volume, respectively, compared to the comparable prior year period. These contributions were partly offset by higher aggregate steel and copper raw material costs of $28 million in North America. General recovery in selling prices and volumes for our cable management businesses resulted in a $4 million increase in gross margin. Finally, the comparable prior year was negatively impacted by $13 million related to purchase accounting applied as a result of the Transactions.

Selling, General & Administrative

Selling, general and administrative expenses increased $5 million to $50 million for the three months ended March 30, 2012 compared to $45 million for the three months ended March 25, 2011. The increase was due to incremental general and administrative expense related to the build-out of corporate functions necessary to support a standalone company of $2 million, $1 million of additional amortization expense and $1 million of higher sales commissions due to higher selling prices for North American products.

For the six months ended March 30, 2012, selling, general and administrative expenses increased $11 million to $95 million compared to $84 million for the combined results for the six months ended March 25, 2011. The increase was due to incremental expense related to the build-out of corporate functions necessary to support a standalone company of $2 million, $1 million of restructuring expense associated with the rationalization of our manufacturing footprint in EMEA, $2 million of incremental management fees paid to CD&R and Tyco, $4 million of incremental amortization expense and $2 million of higher sales commissions due to higher selling prices for North American products.

Operating Income

Operating income increased by $3 million for the three months ended March 30, 2012, compared to the three months ended March 25, 2011. The increase was due primarily to higher gross margin of $7 million as a result of increases in North American product volume partly offset by higher selling, general and administrative expense of $5 million.

For the six months ended March 30, 2012, operating income increased by $9 million to $23 million, compared to the combined results for the six months ended March 25, 2011, of $14 million. The increase was due to the absence of transaction-related costs of $16 million and higher gross margin of $4 million as a result of higher average selling prices and sales volume for North American products. The increase was partially offset by $11 million of higher selling, general and administrative expenses.

Interest Expense, net

Interest expense, net was $12 million for the three months ended March 30, 2012, as compared to $13 million during the three months ended March 25, 2011. Interest expense in the three months ended March 30, 2012, was attributable primarily to interest on the senior secured notes issued in connection with the Transactions, which bear interest at 9.875% per annum. Interest expense in the three months ended March 25, 2011, was also attributable primarily to these same senior secured notes.

For the six months ended March 30, 2012, interest expense, net was $24 million, the same as the combined results for the six months ended March 25, 2011. Interest expense in the six months ended March 30, 2012, was attributable primarily to interest on the previously mentioned senior secured notes. Interest expense in the combined results for the six months ended March 25, 2011, was attributable primarily to the senior secured notes in the period from December 23, 2010 to March 25, 2011, and the borrowings then outstanding with Tyco in the Predecessor Period.

Income Tax Expense

For the three months ended March 30, 2012, and March 25, 2011, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 37.4% and 34.0%, respectively.

The effective tax rate for the three months ended March 30, 2012, and March 25, 2011, varied from the U.S. statutory tax rate primarily as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, foreign income taxed at rates that differ from the U.S. statutory rate and the impact of certain non-deductible expenses.

For the six months ended March 30, 2012, and the period from December 23, 2010 to March 25, 2011, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was (41.1)% and (20.8)% respectively. The effective tax rates for both periods varied from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, foreign income taxed at rates that differ from the U.S. statutory rate and the impact of certain non-deductible expenses. Additionally, in the period from December 23, 2010 to March 25, 2011, and the Predecessor Period, the tax rate was also impacted by non-deductible expenses relating to the transaction between Tyco and CD&R.

(Loss) gain from discontinued operations and disposal, net of tax

In February 2012, the Company determined that the Morrisville business was no longer strategically viable. The results of operations of this business were under Allied Tube, a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). The Morrisville Sale was subject to the satisfaction or waiver of certain customary closing conditions, including the approval by JMC Steel of a title report and survey, or the removal and satisfaction by Allied Tube of any exceptions shown thereon which were not acceptable to JMC Steel. The results of the Morrisville operations were previously included within the Global Pipe, Tube & Conduit segment. As of March 30, 2012, the Company recorded an impairment loss net of tax for Morrisville of $1 million related to inventory and less than $1 million related to severance. The goodwill was allocated on a relative fair value basis. For the three and six months ended March 30, 2012, the Morrisville business had a $2 million loss and a $3 million loss net of tax, respectively. For the three and six months ended March 25, 2011, the Morrisville business had income of $1 million and a loss of $1 million, respectively. In April 2012, the Company completed the sale, resulting in a gain of less than $1 million.

Results of Operations by Segment

Segment information, as reorganized effective October 1, 2011, is consistent with how management manages the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by business segment is presented below ($ in millions):

Global Pipe, Tube & Conduit

	Fiscal 2012	Fiscal 2011
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for Six Months Ended March 25, 2011
Net sales	$515	$265	$227	$492
Operating income	17	21	8	29

	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net sales	$279	$265
Operating income	17	21

Net Sales

Net sales for the three months ended March 30, 2012, increased $14 million to $279 million from $265 million for the three months ended March 25, 2011. The increase was attributable to higher sales volume of $11 million and $2 million in higher average selling prices in North America. Our North American steel pipe, tube and conduit products generally have the largest impact on net sales in this segment. The gradually improving non-residential construction market in North America contributed to higher volumes, up 6% from the three months ended March 25, 2011. Net sales from acquired businesses were $3 million and sales of non-tubular related products increased $4 million for the three months ended March 30, 2012, compared to the three months ended March 25, 2011. Changes in foreign currency exchange rates had a favorable impact of $2 million, primarily as a result of the depreciation of the U.S. Dollar versus the Brazilian Real. These increases were partly offset by lower net sales of $7 million from our Brazilian operations.

For the six months ended March 30, 2012, net sales increased $23 million from the combined results for the six months ended March 25, 2011, to $515 million, due primarily to a $10 million increase in net sales attributable to higher average selling prices and higher sales volume of $18 million in North America. Net sales from acquired businesses were $3 million in the six months ended March 30, 2012, and changes in foreign currency exchange rates had a favorable impact of $3 million, primarily as a result of the depreciation of the U.S. Dollar versus the Brazilian Real. These increases were offset partially by lower net sales of $10 million from our Brazilian operations.

Operating Income

Operating income for the three months ended March 30, 2012, decreased $4 million to $17 million compared to $21 million in the three months ended March 25, 2011. The decrease in operating income was due primarily to a $17 million unfavorable impact from higher average raw material steel costs in North America partly offset by higher average selling prices and sales volume, which contributed $2 million and $11 million, respectively. Raw material steel costs were 19% higher during three months ended March 30, 2012, compared to the three months ended March 25, 2011. Operating income was also unfavorably impacted by $2 million of additional amortization expense for the three months ended March 30, 2012, compared to the three months ended March 25, 2011.

For the six months ended March 30, 2012, operating income decreased $12 million to $17 million compared to $29 million for the combined results for the six months ended March 25, 2011. The decrease in operating income was due to a $32 million unfavorable impact from higher average raw material steel costs in North America, partly offset by the favorable impact of $10 million from higher average selling prices in North America and a net volume favorable impact of $10 million. Raw material steel costs were 18% higher during the six months ended March 30, 2012, compared to the combined results for the six months ended March 25, 2011.

Global Cable & Cable Management

	Fiscal 2012	Fiscal 2011
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined results for Six Months Ended March 25, 2011
Net sales	$300	$133	$119	$252
Operating income	30	13	9	22

	For the Three Months Ended March 30, 2012	For the Three Months Ended March 25, 2011
Net sales	$158	$133
Operating income	18	13

Net Sales

Net sales increased $25 million to $158 million for the three months ended March 30, 2012, compared to $133 million for the three months ended March 25, 2011. The increase was due in part to higher sales volume of $17 million, partially offset by lower average selling prices of $1 million of our North American cable products. In addition, a general recovery in sales volumes and selling prices for our cable management businesses resulted in an $8 million increase in net sales. Our cable products generally have the largest impact on net sales in this segment. These products are used for the protection and routing of electrical wire and include AC-90®, Mc-Quik® and Mc-Tuff®. Changes in foreign currency exchange rates had a favorable impact of $1 million, primarily as a result of the depreciation of the U.S. Dollar versus the Australian Dollar.

For the six months ended March 30, 2012, net sales increased $48 million to $300 million compared to $252 million in the combined results for the six months ended March 25, 2011. The increase was due to higher sales volume of $33 million and higher average selling prices of $1 million for our cable products. In addition, a general recovery in volumes and selling prices for our cable management businesses resulted in a $12 million increase in net sales. Changes in foreign currency exchange rates had a favorable impact of $2 million, primarily as a result of the depreciation of the U.S. Dollar versus the Australian Dollar.

Operating Income

Operating income for the three months ended March 30, 2012, increased $5 million to $18 million compared to $13 million for the three months ended March 25, 2011. The increase in operating income was due primarily to a $5 million favorable net impact of higher sales volume for cable products in North America and a $5 million favorable impact from lower raw material copper costs in North America, partially offset by an unfavorable impact of $1 million from lower average selling prices for these products. Raw material copper costs were 13% lower during the three months ended March 30, 2012, compared to the three months ended March 25, 2011. Higher selling expenses, mainly related to higher sales volume of cable products, was unfavorable by $1 million. Amortization expense increased by $1 million for the three months ended March 30, 2012, compared to the three months ended March 25, 2011.

For the six months ended March 30, 2012, operating income increased $8 million from the combined results for the six months ended March 25, 2011, to $30 million. The increase in operating income was due primarily to a $1 million favorable impact from higher average selling prices for cable products in North America, a $4 million favorable net impact from higher sales volume of cable products and a favorable impact of $3 million from lower average raw material copper costs in North America.

Raw material copper costs were 5% lower during the six months ended March 30, 2012, compared to the combined results for the six months ended March 25, 2011. Strong performance from our global cable management businesses favorably impacted operating income by $5 million. Higher selling expenses, mainly related to higher sales volume of cable products, were unfavorable by $2 million. Amortization expense increased by $3 million for the six months ended March 30, 2012, compared to the combined results for the six months ended March 25, 2011.

Corporate and Other

Corporate and Other as included in the footnotes to our financial statements represents corporate administrative expenses. Operating loss for Corporate and Other decreased $2 million for the three months ended March 30, 2012, compared to the three months ended March 25, 2011.

Operating loss decreased $13 million to $24 million for the six months ended March 30, 2012 compared to $37 million for the combined results for the six months ended March 25, 2011. The decrease was due primarily to the absence of $16 million in transaction-related costs that were included in the six months ended March 25, 2011, offset by an additional $3 million in management fees paid to Tyco and CD&R in the six months ended March 30, 2012.

Seasonality of Company’s Business

Our business experiences some seasonality, with historically increased demand in the second and third calendar quarters, as construction activity tends to pick up during these periods. However, this fluctuation can be offset by adverse economic conditions.

Financial Position, Liquidity and Capital Resources

General

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to seasonal differences in demand and changes in economic conditions and commodity prices. The Predecessor Company historically relied on cash and the liquidation of inter-company investments to fund cyclical increases in working capital. The Successor Company funds operating needs with cash from operations, available credit under our asset-based credit facility (“Credit Facility”), and cash on hand. Consequently, we did not present our discussion of our financial position, liquidity and capital resources on a combined basis. We have presented information regarding our financial position, liquidity and capital resources separately for the Successor Company for the three months ended March 30, 2012, and March 25, 2011, the six months ended March 30, 2012, and the period from December 23, 2010 to March 25, 2011, and for the Predecessor Company for the Predecessor Period.

Cash required to fund inventory and accounts receivable generally rises during periods of increased economic activity or increasing raw material prices. During economic slowdowns, or periods of decreasing raw material costs, cash requirements generally decrease as a result of the reduction of inventories and accounts receivable.

We maintain a substantial inventory of raw material and finished products to satisfy prompt delivery requirements of our customers. The timing of receipts from customers is not always aligned with the timing of payments to suppliers; therefore, our liquidity needs have generally consisted of working capital necessary to finance receivables and inventory.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations. We expect our funds from operations and cash on hand will be sufficient to meet our capital expenditure requirements, and we will utilize our Credit Facility or other lines of credit if additional funds are required.

Our working capital requirements and capital for acquisitions, capital expenditures, and general corporate purposes were historically satisfied as part of the company-wide cash management practices of Tyco. Following the Transactions, Tyco no longer provides us with funds to finance our working capital or other cash requirements. Accordingly, we depend on cash on hand and our ability to generate cash flow from operations, to borrow funds under our Credit Facility, and to issue debt securities in the capital markets to maintain and expand our business.

The following table is a summary of our cash flows for each period shown ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Six Months Ended March 30, 2012	For the Period from December 23, 2010 to March 25, 2011	For the Period from September 25, 2010 to December 22, 2010
Net cash (used for) provided by operating activities	$(12)	$25	$(67)
Capital expenditures	(13)	(13)	(12)
Change in due to Tyco International Ltd. and its affiliates	—	—	357
Acquisitions of businesses, net of cash acquired	(39)	—	—
Purchase Price adjustments	—	(7)	—
Net cash used for discontinued investing activities	—	(2)	—
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	(400)	(300)
Proceeds from issuance of senior secured notes	—	410	—
Borrowings under Credit Facility, net	55	61	—
Payment of debt issuance costs	—	(36)	—
Proceeds from (repayments of) short-term debt	3	(4)	4
Other, net	1	1	(1)

(Decrease) increase in cash and cash equivalents	$(5)	$35	$(19)

Operating activities

During the six months ended March 30, 2012, we had a net use of cash from operating activities of $12 million, compared to a net use of cash of $42 million from the combined results from the period from December 23, 2010 to March 25, 2011 and the Predecessor Period. The improvement in cash used for operating activities was a result of efforts to reduce working capital levels.

Investing activities

During the six months ended March 30, 2012, we used $52 million for continuing investing activities, compared to having $325 million provided by investing activities from the combined six months ended March 25, 2011. Capital expenditures were $13 million for the six months ended March 30, 2012, compared to $25 million from the combined results from the period from December 23, 2010 to March 25, 2011 and the Predecessor Period. Capital expenditures were primarily for replacement of equipment and process improvements in our manufacturing operations. In addition, we used $39 million for acquisitions during the six months ended March 30, 2012.

During the Predecessor Period, we received $357 million from Tyco.

Investment activities are largely discretionary and future investment activities could be reduced significantly or eliminated as economic conditions warrant. We continually assess acquisition opportunities as they arise, and such opportunities may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms, or at all, when required.

Financing Activities

The Company had $58 million provided by financing activities during the six months ended March 30, 2012, compared to a use of $266 million during the combined six months ended March 25, 2011. During the six months ended March 30, 2012, the Company increased borrowings under its Credit Facility and other lines of credit by $55 million to fund the acquisitions of the outstanding equity interests of various entities under common ownership of FlexHead Industries, Inc., SprinkFLEX, LLC and related entities and substantially all of the assets of Razorwire International, L.L.C. and to fund an increase in working capital and capital expenditures. Financing activities during the period from December 23, 2010 to March 25, 2011 and the Predecessor Period were related primarily to transactions under corporate cash management sweep arrangements in which we used an investment by Tyco to prepay $300 million of long-term intercompany debt.

During the period from December 23, 2010 through March 25, 2011, the Successor Company implemented its new capital structure. See “Post-Transactions Liquidity – Successor Company” below. We used proceeds from our debt facilities to repay $400 million owed to Tyco and transaction costs of $48 million, of which we capitalized $33 million as deferred financing fees.

Post-Transactions Liquidity – Successor Company

In connection with the Transactions we entered into the Credit Facility which provides for up to $250 million of senior secured first-priority borrowings, subject to a borrowing base. The Credit Facility is available to fund working capital and for general corporate purposes. For the period from December 23, 2010 through March 25, 2011, we utilized borrowings of $61 million under the Credit Facility to fund the Transactions and capital expenditures.

Based on our current development plans, we anticipate that our cash flow from operations, cash on hand, and availability under the Credit Facility will be adequate to meet our normal operating needs, capital expenditures and working capital for our existing businesses over the next twelve months. If we require additional financing to meet our cyclical increases in working capital operating needs, we may need to access the financial markets.

The indenture governing our Notes and the Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. See Note 8 to the condensed financial statements for further information.

Change in Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in Critical Accounting Policies and Estimates described in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on October 19, 2011.

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

In connection with the Transactions, we entered into the Credit Facility, which bears interest at a floating rate, generally LIBOR plus 2.25% to 2.75%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which totaled $102 million at March 30, 2012. A 10% change in interest rates would impact our interest expense by less than a million based on the amounts outstanding at March 30, 2012.

Item 4. Controls and Procedures

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 30, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2012. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended March 30, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth in Note 15 of the condensed financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, we refer you to the risk factors disclosed in the section titled “Risk Factors” in our Registration Statement on Form S-4 filed with the Securities and Exchange Commission, as declared effective on October 19, 2011.

Item 6. Exhibits

Exhibit No.	Description

2.1	Securities Purchase Agreement, dated as of February 15, 2012, by and among Norman J. MacDonald III, Peter M. MacDonald and Atkore International Inc., incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012.

2.2	Asset Purchase Agreement, dated as of March 6, 2012, by and between Allied Tube & Conduit Corporation and JMC Steel Group, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2012.

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1*	Offer Letter, dated as of February 17, 2012, by and between Atkore International, Inc. and James A. Mallak.

10.2*	Separation Agreement and General Release, with an effective date of April 15, 2012, by and among Atkore International Group Inc., Atkore International, Inc. and Karl J. Schmidt.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC.

By:	/s/ James A. Mallak
James A. Mallak Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Date: May 11, 2012

Exhibit Index

Exhibit No.	Description

2.1	Securities Purchase Agreement, dated as of February 15, 2012, by and among Norman J. MacDonald III, Peter M. MacDonald and Atkore International Inc., incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012.

2.2	Asset Purchase Agreement, dated as of March 6, 2012, by and between Allied Tube & Conduit Corporation and JMC Steel Group, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2012.

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1*	Offer Letter, dated as of February 17, 2012, by and between Atkore International, Inc. and James A. Mallak.

10.2*	Separation Agreement and General Release, with an effective date of April 15, 2012, by and among Atkore International Group Inc., Atkore International, Inc. and Karl J. Schmidt.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.