Form 10-Q
period 2012-06-29
Atkore International Holdings Inc.
filed 2012-08-13
CIK 1521722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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

As of August 1, 2012, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on August 1, 2012.

ATKORE INTERNATIONAL HOLDINGS INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q filed by Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as the “Company,” “we,” “our,” “us,” or “Atkore”) with the Securities and Exchange Commission (“SEC”) contains statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by statute. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions are intended to identify such forward-looking statements.

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

You should read carefully the factors described under the section titled “Risk Factors” in the Company’s Registration Statement on Form S-4 filed with the SEC, as declared effective on October 19, 2011, and other filings with the SEC. These and other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. These factors may not constitute all factors that could cause actual results to differ materially. We operate in a continually changing business environment. New factors emerge from time to time, and it is not possible to predict all risks that may affect us. We assume no obligation to update or revise any forward-looking statements for any reason or to update the reasons actual results could differ materially from those anticipated in forward-looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should be viewed as historical data.

Part I. Financial Information

Item 1. Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Consolidated Successor Company
(in millions)	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Net sales	$428	$417
Costs and expenses
Cost of sales	366	337
Selling, general and administrative	55	49

Operating income	7	31
Interest expense, net	13	11

(Loss) income before income taxes	(6)	20
Income tax (benefit) expense	(6)	6

Income from continuing operations	—	14
Loss from discontinued operations and disposal, net of income tax expense of $2 and $0, respectively	(3)	(1)

Net (loss) income	$(3)	$13

	Consolidated Successor Company		Combined Predecessor Company
(in millions)	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$1,226	$809	$340
Costs and expenses
Cost of sales	1,046	665	290
Selling, general and administrative	150	94	39
Transaction-related costs	—	16	—

Operating income	30	34	11
Interest expense, net	37	24	11

(Loss) income before income taxes	(7)	10	—
Income tax (benefit) expense	(6)	8	1

(Loss) income from continuing operations	(1)	2	(1)
Loss from discontinued operations and disposal, net of income tax expense (benefit) of $0, $0, and ($1), respectively	(6)	—	(2)

Net (loss) income	$(7)	$2	$(3)

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

(in millions, except per share data)	June 29, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$34	$48
Accounts receivable, less allowance for doubtful accounts of $2 and $2, respectively	231	221
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	12	4
Inventories, net (see Note 4)	263	258
Assets held for sale	21	6
Prepaid expenses and other current assets	43	34
Deferred income taxes	14	16

Total current assets	618	587

Property, plant and equipment, net (see Note 5)	287	308
Intangible assets, net (see Note 6)	270	264
Goodwill (see Note 6)	137	130
Deferred income taxes	2	2
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	14	14
Other assets	26	36

Total assets of continuing operations	1,354	1,341
Total assets of discontinued operations	—	58

Total Assets	$1,354	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 8)	$31	$47
Accounts payable	118	123
Income tax payable	3	4
Accrued and other current liabilities (see Note 7)	90	79

Total current liabilities	242	253

Long-term debt (see Note 8)	410	411
Deferred income taxes	90	101
Income tax payable	12	13
Pension liabilities	33	35
Other long-term liabilities	9	13

Total liabilities of continuing operations	796	826
Total liabilities of discontinued operations	—	3

Total Liabilities	796	829

Shareholder’s Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	604	604
Accumulated deficit	(24)	(17)
Accumulated other comprehensive loss	(22)	(17)

Total Shareholder’s Equity	558	570

Total Liabilities and Shareholder’s Equity	$1,354	$1,399

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY (unaudited)

(in millions)	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at September 30, 2011	$—	$604	$(17)	$(17)	$570
Comprehensive loss:
Net loss	—	—	(7)	—	(7)

Foreign currency translation	—	—	—	(5)	(5)
Comprehensive loss	—	—	—	—	(12)

Balance at June 29, 2012	$—	$604	$(24)	$(22)	$558

See accompanying notes to condensed financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Consolidated Successor Company		Combined Predecessor Company
(in millions)	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Operating activities
Net (loss) income	$(7)	$2	$(3)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss from discontinued operations and disposal	6	—	2
Asset impairments	9	—	—
Depreciation and amortization	38	24	6
Amortization of debt issuance costs	5	3	—
Deferred income taxes	(8)	(10)	(6)
Provision for losses on accounts receivable and inventory	4	3	3
Other items	1	1	2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(15)	(26)	(16)
Receivables due from Tyco International Ltd. and its affiliates	(8)	—	—
Prepaid expenses and other current assets	(8)	(3)	(2)
Inventories	(5)	(13)	(16)
Accounts payable	(5)	(5)	(34)
Income taxes payable	(2)	9	2
Accrued and other liabilities	9	25	(8)
Other	(3)	(2)	—

Net cash provided by (used for) continuing operating activities	11	8	(70)
Net cash provided by (used for) discontinued operating activities	10	(6)	3

Net cash provided by (used for) operating activities	21	2	(67)

Investing activities
Capital expenditures	(17)	(26)	(12)
Change in due to Tyco International Ltd. and its affiliates	—	—	357
Purchase price adjustments	—	(12)	—
Acquisitions of businesses, net of cash acquired	(40)	—	—

Net cash (used for) provided by continuing investing activities	(57)	(38)	345
Net cash provided by (used for) discontinued investing activities	40	(1)	—

Net cash (used for) provided by investing activities	(17)	(39)	345

Financing activities
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	(400)	(300)
Proceeds from issuance of senior secured notes	—	410	—
(Repayments) borrowings under Credit Facility, net	(19)	85	—
Payment of debt issuance costs	—	(37)	—
Proceeds from (repayments of) short-term debt	3	(4)	4
Repayments of long-term debt	(1)	—	—
Proceed from sale of common stock	—	3	—
Change in parent company investment	—	—	(1)

Net cash (used for) provided by continuing financing activities	(17)	57	(297)
Net cash provided by discontinued financing activities	—	—	—

Net cash (used for) provided by provided by financing activities	(17)	57	(297)
Effects of foreign exchange rate changes on cash and cash equivalents	(1)	1	—

(Decrease) increase in cash and cash equivalents	(14)	21	(19)
Cash and cash equivalents at beginning of period	48	14	33

Cash and cash equivalents at end of period	$34	$35	$14

Supplementary Cash Flow information
Interest paid	$23	$1	$11
Income taxes paid, net of refunds	3	8	1
Purchase price adjustment, not yet paid	—	1	—
Change in assets held for sale	16	—	—

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

Basis of Presentation—The accompanying unaudited condensed financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as the Special Financial Report on Form 10-K for the year ended September 30, 2011, and should be read in conjunction with the consolidated financial statements and the notes thereto.

These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our Special Financial Report on Form 10-K for the year ended September 30, 2011.

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

The combined financial statements for the Predecessor Period, from September 25, 2010, through December 22, 2010 (the “Predecessor Period”), include the assets and liabilities used in operating the Predecessor Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control the entities through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to the combined financial statements presented. All significant intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the combined financial statements from the effective date of acquisition or up to the date of disposal.

Additionally, the combined financial statements for the Predecessor Period may not be indicative of the Company’s future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as an unaffiliated company during the Predecessor Period. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying combined financial statements. Certain general corporate overhead and other expenses were allocated by Tyco to the Company in the Predecessor Period. Such allocations were reasonable; however, they may be neither indicative of the actual expenses that would have been incurred had the Company been operating as an unaffiliated company for the Predecessor Period, nor are they indicative of the costs that will be incurred as an unaffiliated company.

The Company has a 52- or 53- week fiscal year that ends on the last Friday in September. It is our practice to establish quarterly closing using a 4-5-4 calendar. Fiscal 2012 is a 52-week fiscal year ending on September 28, 2012. Fiscal 2011 was a 53-week fiscal year and ended on September 30, 2011.

We have reclassified certain prior period amounts to conform to the current period presentation. The reclassifications are restatements for discontinued operations, as described in Note 18, the reorganization of our reportable segments, as described below, presentation of assets held for sale in the condensed consolidated balance sheet, and presentation of accrued audit and legal in Note 7.

Description of Business—The Company is engaged in the design, manufacture and distribution of electrical conduit, cable products, steel tube and pipe products. Effective October 1, 2011, the Company reorganized its segments to better align its business with how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and managing performance. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company reflects in “Corporate and Other” all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in Accounting Standards Codification 280, Segment Reporting (“ASC 280”). The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with ASC 280, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

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

•

Conduit - consists of tubular steel used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings

Global Cable & Cable Management

•

Cable - consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems.

•

Cable Management - consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket; also includes metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

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

2. Acquisitions

On February 15, 2012, the Company purchased all of the outstanding equity interests of various entities under common ownership. These entities are FlexHead Industries, Inc.; SprinkFLEX, LLC; PBJ, LLC; DXL, LLC; and PNM, Inc. (collectively referred to herein as “FlexHead”). The aggregate purchase price was $38 million, paid in cash at the closing, subject to various adjustments relating to working capital, cash on-hand and indebtedness of the acquired companies. The purchase price was funded from borrowings under the Company’s asset-based credit facility (“Credit Facility”). FlexHead assembles and sells flexible sprinkler hose fittings. FlexHead has generated $8 million in sales and $2 million in net income since the acquisition date. The results of FlexHead are included within the Global Pipe, Tube & Conduit segment.

There were acquisition related expenses for FlexHead of less than $1 million for both the three and nine months ended June 29, 2012, respectively. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “selling, general, and administrative” on the condensed statements of operations and were reflected in the Corporate results.

This acquisition is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.

The following table summarizes the preliminary fair values assigned to the net assets acquired and liabilities assumed as of the February 15, 2012 acquisition date ($ in millions):

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

Under the terms of the purchase agreement, the seller has agreed to indemnify and hold harmless the Company and its subsidiaries, as well as FlexHead’s respective affiliates, from and against any taxes of FlexHead with respect to any tax period ending on or before the closing, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the acquisition. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from the seller of approximately $1 million on the condensed consolidated balance sheet.

The following table summarizes the preliminary fair value of amortizable and indefinite-lived intangible assets as of the acquisition date:

	FlexHead Industries, Inc.
(in millions)	Fair Value	Weighted Average Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$11	10
Patents	5	9
Non-compete & other	3	5

Total amortizable intangible assets	$19
Indefinite-lived intangibles:
Trade names	$1	Indefinite

Total intangible assets	$20

The estimated fair values of assets acquired and liabilities assumed included in the tables above are preliminary and are based on the information that was available as of the acquisition date. The Company believes the information available as of the acquisition date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations. Thus, the preliminary measurements of fair values set forth above are subject to change. Since the acquisition and the initial preliminary purchase price allocation included in the Company’s Form 10-Q for the second quarter ended March 30, 2012, net adjustments of less than $1 million were made to the fair values of the assets acquired and liabilities assumed with a corresponding adjustment to goodwill. The Company expects to finalize the valuation and complete the purchase price allocations by the end of fiscal year 2012.

Pro Forma Impact of Acquisition

The following table presents unaudited pro forma results of operations for the three months ended June 29, 2012 and June 24, 2011, as if the acquisition had occurred as of the first day of the fiscal 2011 period:

(in millions)	Consolidated Successor Company
	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Net sales	$428	$422
Net income	(3)	13

The following table presents unaudited pro forma results of operations for the nine months ended June 29, 2012, the period from December 23, 2010 to June 24, 2011, and the Predecessor Period, as if the acquisition had occurred as of the first day of the fiscal 2011 period:

(in millions)	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$1,233	$818	$343
Net income (loss)	(8)	2	(4)

The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the FlexHead acquisition had been completed on September 25, 2010, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the nine months ended June 29, 2012, the period from December 23, 2010 to June 24, 2011, and the Predecessor Period were pro forma adjustments to reflect the results of operations of FlexHead as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.

The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the three months ended June 24, 2011:

•	Additional amortization expense of less than $1 million related to the fair value of identifiable intangible assets acquired;

•	An adjustment for the tax benefit of less than $1 million.

The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the nine months ended June 29, 2012, the period from December 23, 2010 to June 24, 2011, and the Predecessor Period:

•

Additional amortization expense of $1 million for the nine months ended June 29, 2012, $1 million for the period from December 23, 2010 to June 24, 2011, and $1 million for the Predecessor Period related to the fair value of identifiable intangible assets acquired;

•	Additional costs of goods sold in the Predecessor Period of $1 million related to the fair value adjustment to inventory acquired;

•	Acquisition expense of less than $1 million in the Predecessor Period;

•	An adjustment for the tax benefit of less than $1 million for the nine months ended June 29, 2012, and $1 million for the Predecessor Period.

On October 4, 2011, the Company acquired substantially all of the assets of Razor Wire International, LLC (“RWI”) for a purchase price of $2 million. Upon closing, the Company paid less than $2 million in cash and reserved the rest of the payment for a temporary holdback. The purchase price was subject to certain working capital adjustments as set forth in the acquisition agreement. In the third quarter of fiscal 2012, the temporary holdback of less than $1 million was settled. RWI manufactures razor wire ranging from 18 inches to 60 inches in diameter. The assets purchased consist primarily of accounts receivable, inventory, manufacturing equipment, customer lists and intellectual property. Liabilities assumed consist primarily of accounts payable incurred in the normal course of business prior to the acquisition date. The results of RWI are included within the Global Pipe, Tube & Conduit segment. The results of RWI are not material to the Company’s consolidated financial statements.

3. Related Party Transactions

Trade Activity and Indemnification with Tyco—The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	June 29, 2012	September 30, 2011
Accounts Receivable (Trade)	$2	$3
Other Current Assets	1	—
Accounts Payable (Trade)	1	—
Receivables due from Tyco and its affiliates-current and noncurrent (see Note 9 and Note 14)	26	18

On June 29, 2012, the Company had receivables due from Tyco and its affiliates of $25 million for tax related liabilities arising in the periods prior to the Transactions and $1 million for product liability payments which were identified by Tyco.

	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Purchases	$1	$2
Sales	4	5
Cost of Sales	3	4

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Purchases	$5	$4	$1
Sales	12	10	6
Cost of Sales	10	8	5

Other Related Party Trade Activity—An affiliate of CD&R currently owns equity positions in two of the Company’s customers. The following table presents information regarding related party transactions with these customers:

	June 29, 2012	September 30, 2011
Accounts Receivable (Trade)	$13	$13

	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Sales	$19	$13
Cost of Sales	14	10

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Sales	$49	$25	$—
Cost of Sales	39	19	—

Debt—The Company repaid $400 million and $300 million owed to Tyco and affiliates for the period from December 23, 2010 to June 24, 2011, and the Predecessor Period, respectively.

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

Transaction Costs and Debt Issuance Costs—For the period from December 23, 2010 to June 24, 2011, in connection with the Transactions, the Company paid fees to CD&R of $6 million. Debt issuance costs capitalized within other current assets and other assets include $9 million paid to CD&R in connection with their efforts to arrange financing for the Company.

Management Fees—The Company is obligated to pay a $6 million aggregate annual management fee to Tyco and CD&R, subsequent to the Transactions. Such fees are to be paid quarterly, in advance, except that the fee for the first calendar quarter of 2011 was paid in arrears. The Company paid $0 million and $5 million during the three months and nine months ended June 29, 2012, respectively. The Company paid $2 million for the three months ended June 24, 2011. The Company paid $3 million for the period from December 23, 2010 to June 24, 2011, and there was no management fee paid in the Predecessor Period. The management fees are included in selling, general, and administrative expense. The management fee is payable to CD&R and Tyco based upon their pro-rata ownership percentage.

4. Inventories

As of June 29, 2012 and September 30, 2011, inventories were comprised of ($ in millions):

	June 29, 2012	September 30, 2011
Purchased materials and manufactured parts	$106	$98
Work in process	26	27
Finished goods	131	133

Inventories	$263	$258

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

5. Property, Plant and Equipment

As of June 29, 2012 and September 30, 2011, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	June 29, 2012	September 30, 2011
Land	$18	$19
Buildings and related improvements	117	110
Machinery and equipment	174	165
Leasehold improvements	3	3
Construction in progress	25	35

Property, plant and equipment	337	332
Accumulated depreciation	(50)	(24)

Property, plant and equipment, net	$287	$308

Depreciation expense for the three and nine months ended June 29, 2012 totaled $9 million and $27 million, respectively. Depreciation expense for the three months ended June 24, 2011, totaled $8 million. Depreciation expense for the period from December 23, 2010 to June 24, 2011, and the Predecessor Period totaled $17 million and $6 million, respectively.

In the third quarter of fiscal year 2012, the Company recorded an asset impairment charge of $6 million related to an Enterprise Resource Planning system (the “ERP system”) due to changing of the Company’s business plan. The ERP system was included in construction in progress in previous periods.

6. Goodwill and Intangible Assets

The Company’s intangible assets relate primarily to customer relationships, patents and indefinite-lived trade names/trademarks, specifically within the Company’s North American businesses.

Customer relationships—The Company’s key customers are primarily wholesalers and national distributors. The Company provides products and services to these customers who ultimately target a variety of end markets. The relationships with customers are driven by high quality service and products that the Company sells. The overall terms of these relationships are based on purchase orders and are not contractually-based. The selection of the remaining useful lives for the customers is based on past customer retention experience. The customer relationships are amortized over their useful lives, ranging from 6 to 14 years.

Trade names/trademarks—The Company’s products are marketed under many well-recognized trade names/trademarks, including the Company’s primary brands, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, GEM®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, ABF®, Razor Ribbon®,, FlexHead®, and SprinkFLEX® among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.

Other Intangible Assets—Other intangible assets with determinable lives consist primarily of patents and non-compete agreements. These other intangibles are amortized over their estimated useful lives, ranging from 5 to 10 years.

The fair value estimates related to the customer relationships were based on the multi-period excess earnings method, the fair value estimates related to trade names/trademarks and patents were based on the relief-from-royalty method and the fair value estimates related to the non-compete agreements were based on the lost profit method. The Company relied upon projections for each of its North American businesses as a basis for developing its valuations for the intangible assets. In accordance with Accounting Standards Codification Topic 350-20 Intangibles—Goodwill and Other (“ASC 350-20”), intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset's economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The Company has determined to use the straight-line method of amortization.

The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets ($ in millions):

	Weighted Average Useful Life (Years)	June 29, 2012			September 30, 2011
		Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer Relationships	13	$188	$(20)	$168	$179	$(10)	$169
Other	6	8	(1)	7	—	—	—

Total		196	(21)	175	179	(10)	169
Indefinite-lived Intangible Assets:
Trade names		95	—	95	95	—	95

Total		$291	$(21)	$270	$274	$(10)	$264

Amortization expense for the three months and nine months ended June 29, 2012, totaled $4 million and $11 million, respectively. Amortization expense for the three months ended June 24, 2011, totaled $4 million. Amortization expense for the period from December 23, 2010 to June 24, 2011, totaled $7 million. There was no amortization expense in the Predecessor Period. The Company estimates that the aggregate amortization expenses will be $15 million in fiscal 2012, $15 million in fiscal 2013, $15 million in fiscal 2014, $15 million in fiscal 2015, $15 million in fiscal 2016, $15 million in fiscal 2017, and $96 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.

The Company classified a manufacturing facility as held for sale of $9 million for the quarter ended June 29, 2012. As a result of that classification, the Company allocated a portion of customer relationships and trade names on a relative fair value basis of $3 million and $1 million, respectively. The company determined the fair value of the manufacturing facility based on the negotiated selling price. The Company determined that its valuation utilizing the negotiated sales price was classified within Level 2 of the fair value hierarchy. In addition, the Company recorded an asset impairment charge of $2 million associated with these assets.

As of June 29, 2012 and September 30, 2011, the amount of goodwill by operating segment was as follows ($ in millions):

	September 30, 2011*	Goodwill from Acquisitions (Note 2)	Adjustments**	June 29, 2012
Global Pipe, Tube & Conduit	$85	$10	$(3)	$92
Global Cable & Cable Management	45	—	—	45

Total	$130	$10	$(3)	$137

*	Goodwill by operating segment at September 30, 2011, has been restated to reflect the changes for discontinued operations and the reorganization of two reportable segments as described in Note 1.
**	During the three months ended June 29, 2012, the Company made a correction associated with filing one of its Predecessor Period tax returns, reducing both deferred tax liability and goodwill by $2 million. In addition, the Company recorded an asset impairment charge of $1 million associated with a manufacturing facility that was classified as held for sale in the third quarter.

The Company tests its goodwill annually for impairment on the first day of the fourth quarter or earlier if a triggering event occurs. In the third quarter ended June 29, 2012, the Company had a triggering event within the Pipe, Tube & Conduit North America reporting unit due to a decrease in projected sales and a decrease in projected cash flows. As a result of this triggering event, the Company performed step 1 goodwill impairment testing for the Pipe, Tube & Conduit North America reporting unit as of June 1, 2012. The fair value of the reporting unit exceeded its respective carrying amount by 3%. As a result, the Company did not record an impairment in the third quarter ended June 29, 2012. The reporting unit’s goodwill balance at June 29, 2012 was $92 million. Adverse changes to the Company’s business environment, changes to the Company’s future cash flows and changes to the discount rate and terminal growth rate could cause the Company to record impairment charges in future periods which could be material.

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

Decrease in fair value	10 basis point increase in discount rate	10 basis point decrease in terminal growth rate
Pipe, Tube and Conduit North America	$7	$3

The valuation of the Pipe, Tube & Conduit North America reporting unit concluded the fair value exceeded its carrying value by $20 million. The decrease in fair value for the sensitivity analysis would not have indicated that the Company failed step one goodwill impairment analysis of the Pipe, Tube & Conduit North America reporting unit. The Company will continue to monitor the recoverability of its goodwill.

7. Accrued and Other Current Liabilities

As of June 29, 2012 and September 30, 2011, accrued and other current liabilities were comprised of ($ in millions):

	June 29, 2012	September 30, 2011
Accrued payroll and payroll related	$18	$20
Accrued interest	20	10
Accrued transportation costs	10	11
Accrued audit and legal	12	4
Other	30	34

Accrued and other current liabilities	$90	$79

8. Debt

Debt as of June 29, 2012 and September 30, 2011, was as follows ($ in millions):

	June 29, 2012	September 30, 2011
Senior secured notes due January 1, 2018	$410	$410
Asset-based Credit Facility	27	46
Other	4	2

Total debt	441	458
Current portion	(31)	(47)

Long-term debt	$410	$411

On December 22, 2010, Atkore International issued senior secured notes (the “Notes”) in the principal amount of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, which commenced on July 1, 2011. Atkore International’s obligations under the Notes are fully and unconditionally guaranteed on a stand-alone senior secured basis by the Company (the direct parent of Atkore International) and are fully and unconditionally guaranteed on a joint and several senior secured basis by each of Atkore International’s domestic subsidiaries that is a borrower or guarantor under the Credit Facility. The Notes are redeemable at the Company’s option in whole or in part at any time, with not less than 30 or more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the indenture governing the Notes. In addition, during any 12-month period prior to January 1, 2014, the Company may redeem up to $41 million of the Notes at a redemption price of 103%, plus accrued interest. In the event that Atkore International raises additional equity prior to January 1, 2014, then subject to the restrictions in the Notes, Atkore International may redeem up to 35% of the Notes at par, plus the coupon, plus accrued and unpaid interest up to the redemption date. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

On December 22, 2010, Atkore International also obtained a Credit Facility of up to $250 million, subject to borrowing base availability. As of June 29, 2012 and September 30, 2011, $27 million and $46 million were drawn, respectively. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. The Company’s availability under the Credit Facility was $209 million and $200 million as of June 29, 2012 and September 30, 2011, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25% to 2.75% or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, but are not limited to, the timely delivery of quarterly and annual financial statements, certifications to be made by the Company, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens on after acquired property. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the borrowing availability under the Credit Facility falls below certain levels, the Company would subsequently be required to maintain a minimum fixed charge coverage ratio.

As of June 29, 2012, management believes that Atkore International was in compliance with all covenants of the Credit Facility. Atkore International was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facility.

As of June 29, 2012, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s Notes was $402 million as of June 29, 2012. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes.

9. Income Taxes

For the three months ended June 29, 2012 and June 24, 2011, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was 97% and 32%, respectively.

The effective tax rate for the three months ended June 29, 2012 varied from the U.S. statutory tax rate as a result of deferred tax benefit recognized due to additional federal net operating losses recognized from the Predecessor Period audit. The effective tax rate for the three months ended June 24, 2011, varied from the U.S. statutory tax rate primarily as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, foreign income taxed at rates that differ from the U.S. statutory rate, and the impact of certain non-deductible expenses.

For the nine months ended June 29, 2012, and the period from December 23, 2010 to June 24, 2011, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was 80% and 83%, respectively. The effective tax rate for the nine months ended June 29, 2012 varied from the U.S. statutory tax rate as a result of deferred tax benefit recognized on additional federal net operating losses allocated to the Company due to the Predecessor Period exam settlement activity. The effective tax rates for both periods varied from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, foreign income taxed at rates that differ from the U.S. statutory rate, the impact of certain non-deductible expenses, and a tax benefit related to adjustments of prior year tax provision estimates. Additionally, in the Predecessor Period, the effective income tax rate attributable to loss from continuing operations before income taxes was also impacted by non-deductible expenses relating to the transaction between Tyco and CD&R.

During the three months ended June 29, 2012, the amount of unrecognized tax benefits decreased by $2 million due to the completion of certain domestic tax examinations. The Company was indemnified by Tyco for any tax liability associated with these examinations. During the three months ended June 29, 2012, the Company made a correction associated with filing one of its Predecessor Period tax returns, reducing both deferred tax liability and goodwill $2 million.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2005 – 2011
Brazil	2005 – 2011
Canada	2001 – 2011
United Kingdom	2010
U.S	1997 – 2011

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

At each balance sheet date, management evaluates whether it is more likely than not that the Company’s deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 29, 2012, the Company had recorded net deferred tax liabilities of $74 million, which includes valuation allowances of $6 million. Depending on prevailing economic conditions, future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances related to the Company’s deferred tax assets to be recorded in future reporting periods.

Other Income Tax Matters

For the fiscal year ended September 30, 2011, the Company recorded a deferred tax liability of $3 million for U.S. and non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries that the Company does not consider to be indefinitely reinvested. There have been no significant changes year-to-date that would require changes to the balance previously recorded.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. For uncertain tax liabilities arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of the Investment Agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $17 million on the consolidated balance sheet as of September 30, 2011. For uncertain tax liabilities arising in the periods following the Transactions, however, if the Company’s estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

The Company has a number of noncontributory and contributory defined benefit retirement plans covering certain U.S. and non-U.S. employees, designed in accordance with conditions and practices in the countries concerned. Net periodic pension benefit cost is based on periodic actuarial valuations that use the projected unit credit method of calculation and is charged to the statements of operations on a systematic basis over the expected average remaining service lives of current participants. Contribution amounts are determined based on local regulations and with the assistance of professionally-qualified actuaries in the countries concerned. The benefits under the defined benefit pension plans are based on various factors, such as years of service and compensation. The defined benefit pension plans are presented on a combined basis as the non-U.S. plans are not material to the total of all plans to warrant separate disclosure.

The net periodic benefit cost for the three months and nine months ended June 29, 2012, was as follows ($ in millions):

	For the Three Months Ended June 29, 2012	For the Nine Months Ended June 29, 2012
Service cost	$1	$2
Interest cost	1	3
Expected return on plan assets	(1)	(3)
Amortization of actuarial loss	—	—

Net periodic benefit cost	$1	$2

The net periodic benefit cost was $1 million the Predecessor Period.

The net periodic benefit cost for the three months ended June 24, 2011, and the period from December 23, 2010 to June 24, 2011, was as follows ($ in millions):

	For the Three Months Ended June 24, 2011	For the Period from December 23, 2010 to June 24, 2011
Service cost	$1	$1
Interest cost	1	3
Expected return on plan assets	(1)	(3)
Amortization of actuarial loss	—	—

Net periodic benefit cost	$1	$1

The Company contributed $2 million and $4 million to its pension plans during the three months and nine months ended June 29, 2012. The Company contributed less than $1 million to its pension plans for both the three months ended June 24, 2011, and during the period from December 23, 2010 to June 24, 2011. No contribution was made during the Predecessor Period.

11. Stock Incentive Plan

On May 16, 2011, the Board of Directors of Atkore Group adopted the Atkore International Group Inc. Stock Incentive Plan (the “Stock Incentive Plan”). A maximum of 6 million shares of common stock of Atkore Group (“Shares”) is reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan provides for stock purchases and grants of other equity awards, including non-qualified stock options, restricted stock, and restricted stock units, to officers and key employees.

Stock options vest ratably over five years. The cost of stock options, based on the fair market value of the Shares on the date of grant, is being charged to selling, general and administrative expenses over the respective vesting periods. All options and rights must be exercised within ten years from the date of grant.

There were 1,660,821 and 1,039,350 stock options to purchase Shares issued under the Stock Incentive Plan as of June 29, 2012 and September 30, 2011, respectively. The total compensation expense related to all share-based compensation plans was less than $1 million for the three and nine months ended June 29, 2012. The total compensation expense related to all share based compensation plans was less than $1 million for the three months ended June 24, 2011, and less than $1 million for both the period from December 23, 2010 to June 24, 2011 and the Predecessor Period. The compensation expense was included in selling, general, and administrative expenses.

The fair value of each of Atkore Group’s options granted during the nine months ended June 29, 2012, was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

For the Nine Months Ended June 29, 2012
Expected dividend yield	0%
Expected volatility	60%
Risk free interest rate	1.35%
Weighted-average expected option life	6.0 years

The weighted-average grant-date fair value of options granted during the nine months ended June 29, 2012 was $2.98. No options were exercised during three and nine months ended June 29, 2012.

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

Stock option activity for the period September 30, 2011 to June 29, 2012, was as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 30, 2011	1,039,350	$10	9.65	$—
Granted	909,548	10	9.51	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	288,077	10	—	—

Outstanding as of June 29, 2012	1,660,821	$10	9.20	$—
Vested and unvested expected to vest as of June 29, 2012	1,494,739	10	9.20	—
Exercisable as of June 29, 2012	171,370	$10	8.91	$—

As of June 29, 2012, there was $4 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 4 years.

As part of the Stock Incentive Plan, certain key employees committed to purchase 64,050 Shares over a period of years subsequent to fiscal 2011. The purchases of these Shares will result in the issuance of an additional 174,150 of stock options. During the nine months ended June 29, 2012, a total of 22,746 Shares were purchased for gross proceeds of less than $1 million. The total Shares to be purchased as of June 29, 2012, were 41,304 with an additional 108,352 stock options remaining.

On April 23, 2012, the Company entered into a definitive separation agreement and general release with Karl Schmidt, the Company’s former Vice President and Chief Financial Officer, with an effective date of April 15, 2012. As a result, the Company repurchased 35,050 Shares held by Mr. Schmidt for $350,500. In addition, in accordance with the terms of the Stock Incentive Plan Mr. Schmidt forfeited 19,200 vested options as of July 14, 2012 and forfeited his unvested options as of April 15, 2012.

On April 26, 2012, the Company informed James Pinto that his position as Global Vice President of Operations & Supply Chain was being eliminated effective May 4, 2012. The Company and Mr. Pinto entered into a Separation of Employment Agreement and General Release, dated April 27, 2012 (see Part II, Item 5—Other Information). As a result of the separation and pursuant to a Stock Repurchase and Option Cancellation Agreement, between Atkore International Group Inc. (“Atkore Group”) and Mr. Pinto, dated June 4, 2012, Atkore Group repurchased 25,000 Shares held by Mr. Pinto for $250,000. In addition, all of Mr. Pinto’s vested and unvested options were terminated as of May 4, 2012.

12. Restructuring Charges

Europe, Middle East, Australia Restructuring

During fiscal 2011, the Company identified and pursued an opportunity for cost savings through restructuring activities and workforce reductions through migration of certain product lines to the UK facility, improving operating efficiencies across these product lines previously operated at the France manufacturing facility (the “EMEA Restructuring”). The total restructuring payment has been substantially completed as of June 29, 2012.

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

2007 Program

During fiscal 2007 and 2008, the Company launched a restructuring program to streamline some of its businesses and reduce its operational footprint (the “2007 Program”). The Company maintained a restructuring reserve related to the 2007 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations through 2016. During the three months ended June 29, 2012, the Company exercised its option to terminate a facility lease which resulted in a $2 million reversal of reserves. During the Predecessor Period, $2 million of reserves were reversed for previously contemplated actions that will not be taken.

Restructuring reserves

The roll-forward of the reserves is as follows ($ in millions):

Combined Predecessor Period:		2009 Program	2007 Program	Total
Balance as of September 25, 2010		$5	$8	$13
Charges		1	—	1
Utilization		(1)	—	(1)
Reversals		—	(2)	(2)

Balance as of December 22, 2010		$5	$6	$11

Consolidated Successor Period:		2009 Program	2007 Program	Total
Balance as of December 23, 2010		$5	$6	$11
Charges		1	—	1
Utilization		(1)	(1)	(2)
Reversals		—	—	—

Balance as of June 24, 2011		$5	$5	$10

Consolidated Successor Period:	EMEA	2009 Program	2007 Program	Total
Balance as of September 30, 2011	$2	$1	$5	$8
Charges	—	—	—	—
Utilization	(2)	—	(1)	(3)
Reversals	—	—	(2)	(2)

Balance as of June 29, 2012	$—	$1	$2	$3

The net restructuring charges for the restructuring activities described above were ($1) million for the Predecessor Period, less than $1 million for three months ended June 24, 2011, and $1 million for the period from December 23, 2010 to June 24, 2011, and ($2) million for the three and nine months ended June 29, 2012.

Restructuring reserves related to the EMEA Restructuring, 2009 Program and 2007 Program were included in the Company’s consolidated balance sheet as follows ($ in millions):

	June 29, 2012	September 30, 2011
Accrued and other current liabilities	$2	$5
Other long-term liabilities	1	3

	$3	$8

The net restructuring charges were included in selling, general, and administrative expenses in the statement of operations for all periods presented.

13. Segment and Geographic Data

Effective October 1, 2011, the Company reorganized its segments to better align its business with how the Company’s CODM reviews operating results for the purposes of allocating resources and managing performance. After this reorganization, the

Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company reflects in Corporate and Other all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in ASC 280. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with ASC 280, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

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

•

Conduit - consists of tubular steel used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

Global Cable & Cable Management

•

Cable - consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System; self-grounding metal-clad cable; specialty cables and pre-fabricated wiring systems.

•

Cable Management - consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket; also includes metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 18, and the reorganization of two reportable segments, as described above.

Selected information by reportable segment is presented in the following tables ($ in millions):

	Consolidated Successor Company
	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Net sales(1):
Global Pipe, Tube & Conduit	$276	$282
Global Cable & Cable Management	163	141
Elimination of intersegment revenues	(11)	(6)

	$428	$417

Operating income (loss) :
Global Pipe, Tube & Conduit	$6	$34
Global Cable & Cable Management	17	12
Corporate and Other	(16)	(15)

	$7	$31

Depreciation and amortization:
Global Pipe, Tube & Conduit	$9	$8
Global Cable & Cable Management	4	4
Corporate and Other	—	—

	$13	$12

Capital expenditures:
Global Pipe, Tube & Conduit	$2	$5
Global Cable & Cable Management	1	8
Corporate and Other	1	—

	$4	$13

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales(1):
Global Pipe, Tube & Conduit	$791	$547	$227
Global Cable & Cable Management	463	274	119
Elimination of intersegment revenues	(28)	(12)	(6)

	$1,226	$809	$340

Operating income (loss):
Global Pipe, Tube & Conduit	$23	$57	$8
Global Cable & Cable Management	47	23	9
Corporate and Other	(40)	(46)	(6)

	$30	$34	$11

Depreciation and amortization:
Global Pipe, Tube & Conduit	$25	$16	$4
Global Cable & Cable Management	12	7	2
Corporate and Other	1	1	—

	$38	$24	$6

Capital expenditures:
Global Pipe, Tube & Conduit	$12	$9	$5
Global Cable & Cable Management	5	13	4
Corporate and Other	1	4	3

	$18	$26	$12

(1)	Amounts represent sales to external customers and related parties (see Note 3). No single customer represented 10% or more of the Company’s total net sales in any period presented.

The reconciliation of operating income to income before taxes is as follows (in millions):

	Consolidated Successor Company
	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Operating income	$7	$31
Interest expense, net	13	11

(Loss) income before taxes	$(6)	$20

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Operating income	$30	$34	$11
Interest expense, net	37	24	11

(Loss) income before taxes	$(7)	$10	$—

Corporate and Other contains interest expense that is not allocated to the other segments. Total interest expense included in Corporate and Other was $13 million and $37 million for the three months and nine months ended June 29, 2012, respectively. The interest expense included in Corporate and Other for the three months ended June 24, 2011, was $11 million. The interest expense included in Corporate and Other for the period from December 23, 2010 to June 24, 2011, and the Predecessor Period was $24 million and $11 million, respectively.

Selected information by reportable segment is presented in the following table ($ in millions):

	June 29, 2012	September 30, 2011
Total assets:
Global Pipe, Tube & Conduit	$849	$875
Global Cable & Cable Management	403	410
Corporate and Other	102	114

	$1,354	$1,399

Selected information by geographic area is as follows ($ in millions):

	Consolidated Successor Company
	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Net sales:
U.S.	$354	$338
Other Americas	48	55
Europe	11	14
Asia-Pacific	15	10

	$428	$417

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales:
U.S.	$1,017	$655	$270
Other Americas	137	107	49
Europe	34	28	12
Asia-Pacific	38	19	9

	$1,226	$809	$340

	June 29, 2012	September 30, 2011
Long lived assets:
U.S.	$254	$275
Other Americas.	23	26
Europe.	8	8
Asia-Pacific.	6	5

	$291	$314

As of June 29, 2012, the long-lived assets included $287 million of property, plant and equipment, net, $3 million Supplemental Executive Retirement Plan (“SERP”) pension assets, and $1 million of other long-lived assets. As of September 30, 2011, the long-lived assets included $308 million of property, plant and equipment, net, $2 million SERP pension assets, and $4 million of other long-lived assets.

Selected information by product category is presented in the following tables ($ in millions):

	Consolidated Successor Company
	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Net sales:
Global Pipe, Tube & Conduit
Conduit	$107	$111
Pipe & Tube	169	171

Total Global Pipe, Tube & Conduit	276	282
Global Cable & Cable Management
Cable	97	86
Cable Management Systems	66	55

Total Global Cable & Cable Management	163	141

Elimination of intersegment revenues	(11)	(6)

	$428	$417

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales:
Global Pipe, Tube & Conduit
Conduit	$312	$215	$95
Pipe & Tube	479	332	132

Total Global Pipe, Tube & Conduit	791	547	227
Global Cable & Cable Management
Cable	282	166	69
Cable Management Systems	181	108	50

Total Global Cable & Cable Management	463	274	119

Elimination of intersegment revenues	(28)	(12)	(6)

	$1,226	$809	$340

14. Commitments and Contingencies

The Company has obligations related to commitments to purchase certain goods and services. As of June 29, 2012, such obligations were $145 million for the next twelve months, $3 million for year two, $2 million for year three, and $0 thereafter.

Legal Contingencies—The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $6 million and $8 million as of June 29, 2012, and September 30, 2011, respectively. The accrual liability was included in other liabilities in the consolidated balance sheet for this matter. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $3 million to $12 million.

In October 2010, the Company was notified of an assessment by the Rio Grande do Sul State Treasury Secretariat related to the appropriateness of certain value-added tax credits taken in Brazil during the periods 2005 to 2007. The Brazilian government alleges that the Company owes approximately $10 million in taxes, penalties and interest. The Company has been vigorously defending the matter based on its belief that its position was in accordance with the applicable law based in part upon the findings of the third party that assisted us in documenting and responding to the notice. On April 11, 2012, the administrative court of Rio Grande do Sul State issued two unfavorable rulings against the Company. The Company has no further appeal options on these rulings at the pre-trial, administrative stage and must file suit in judicial court to contest these rulings. As a result of these unfavorable rulings at the administrative stage, the Company now believes that the likelihood that it will incur a loss is probable and that the amount of the loss is reasonably estimable. Accordingly, in the second quarter of fiscal 2012, the Company recorded a loss contingency reserve of $10 million. The Company anticipates filing suit within the next two months and has a legal fee accrual of less than $1 million related to this matter in accrued and other current liabilities. As described in Note 9, under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. Accordingly, in the second quarter of fiscal 2012, the Company recorded $10 million related to the Company’s right to be indemnified by Tyco in connection with this matter in receivables due from Tyco and its affiliates. The Company consults on a quarterly basis with the external counsel representing the Company in this matter to receive updates and further assess liability.

From time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters and similar matters. On the basis of information currently available to the Company, the Company does not believe that existing proceedings and claims will have a material impact on its financial statements. The range of reasonably possible losses related to these matters is $1 million to $2 million, in the aggregate. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its financial statements.

15. Guarantees

The Company has an outstanding letter of credit for $5 million supporting workers compensation and liability insurance policies, an outstanding letter of credit for $7 million supporting a foreign line of credit, and outstanding letters of credit for $2 million supporting foreign purchase agreements. The Company also has $8 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties ($13 million) and provided financial guarantees for financial commitments ($2 million) on behalf of the Company. Tyco intends to obtain releases from the guarantees related to the Company.

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

16. Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of June 29, 2012. See Note 8 for the fair value of the Company’s debt.

17. Comprehensive (Loss) Income and Accumulated Other Comprehensive (Loss) Income

Comprehensive (loss) income is as follows ($ in millions):

	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Net (loss) income	$(3)	$13
Foreign currency translation adjustment	(8)	4

Total comprehensive (loss) income	$(11)	$17

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Net (loss) income	$(7)	$2	$(3)
Foreign currency translation adjustment	(5)	9	1
Change in unrecognized gains related to pension benefit plans, net of tax	—	—	1

Total comprehensive (loss) income	$(12)	$11	$(1)

18. Discontinued Operations and Dispositions

In February 2012, the Company determined that the Morrisville business was no longer strategic to the Company. This business was under Allied Tube & Conduit Corporation (“Allied Tube”), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). Morrisville’s operations and cash flows have been removed from continuing operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale, resulting in a loss of $1 million.

The following tables present the operating results of the Company’s discontinued operations for the three months ended June 29, 2012 and June 24, 2011, nine months ended June 29, 2012, the period from December 23, 2010 to June 24, 2011, and the Predecessor Period ($ in millions):

	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011
Net sales	$2	$12
Cost and expenses	$2	13

Loss before income tax	—	(1)
Income tax expense	—	—

Loss from discontinued operations	$—	$(1)
Loss from disposal of discontinued business assets, net of tax	(3)	—

Loss from discontinued operations and disposal net of income tax expense of $2 and $0, respectively	$(3)	$(1)

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$24	$26	$12
Cost and expenses	27	26	15

Loss before income tax	(3)	—	(3)
Income tax benefit	1	—	1

Loss from discontinued operations	$(2)	$—	$(2)
Loss from disposal of discontinued business assets, net of tax	(4)	—	—

Loss from discontinued operations and disposal net of income tax expense (benefit) of $0, $0 and ($1), respectively	$(6)	$—	$(2)

The following table shows an analysis of assets and liabilities of discontinued operations as of June 29, 2012, and September 30, 2011 ($ in millions):

	June 29, 2012	September 30, 2011
Current assets	$—	$16
Properties, plant and equipment, net	—	31
Goodwill and intangible assets	—	11

Total assets of discontinued operations	—	58

Current liabilities	$—	$3

Total liabilities of discontinued operations	—	3

Included in current liabilities at September 30, 2011, was $3 million related to accounts payable and accrued and other current liabilities. The goodwill was allocated on a relative fair value basis.

In January 2012, the Company entered into a share purchase agreement (the “Agreement”) pursuant to which the Company would sell its minority ownership share in a joint venture in the Middle East for cash consideration of approximately $10 million, which was paid into an escrow account in May 2012. The escrow remains in the name of the buyer, and the Company retains the benefit of the investment until all deliverables are met. The carrying value of the equity method investment is $3 million and is classified as held for sale. The consideration is to be distributed incrementally from the escrow as certain milestones are reached. The Company will recognize the gain on the sale upon completion of the milestones.

19. Guarantor Financial Information

Under the indenture governing the Notes, certain 100% owned U.S. subsidiaries of Atkore International provided a full and unconditional guarantee on a joint and several basis of the Notes. Under the same indenture, the Company also provided a full and unconditional guarantee of the Notes. Atkore International is a 100% owned subsidiary of the Company.

The Company refers to the Notes priority collateral and the Credit Facility priority collateral together as the “Collateral”. The Collateral does not include any capital stock of a subsidiary of the Company, including Atkore International, to the extent that the pledge of such capital stock results in a requirement to file separate financial statements of such subsidiary under Rule 3-16 of Regulation S-X under the Securities Act. Any such capital stock covered by a pledge that triggers such a requirement to file financial statements of such subsidiary would be automatically released from being included in the Collateral but only to the extent necessary to not be subject to such requirement. Accordingly, a significant portion of the capital stock of Atkore International, Atkore International (NV) Inc., Allied Tube & Conduit Corporation, as well as a portion of the capital stock of WPFY, Inc. and Atkore Foreign Holdings Inc., is currently not included in the pledge as Collateral as a result of the filing of the Registration Statement on Form S-4 filed with the SEC, as declared effective on October 19, 2011.

The following tables present financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the three months and nine months ended June 29, 2012, for the three months ended June 24, 2011, for the period from December 23, 2010 to June 24, 2011, and on a combined basis for the Predecessor Period. The following financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Successor Company

Condensed Consolidated Statement of Operations

For the Three Months Ended June 29, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$366	$73	$(11)	$428
Costs and expenses
Cost of sales	—	—	311	66	(11)	366
Selling, general and administrative expenses	—	2	46	7	—	55

Operating (loss) income	—	(2)	9	—	—	7
Interest expense, net	—	3	10	—	—	13

(Loss) income before income taxes	—	(5)	(1)	—	—	(6)
Income tax (benefit) expense	—	(5)	(1)	—	—	(6)

(Loss) income from continuing operations	—	—	—	—	—	—
Loss from discontinued operations and disposal, net of tax expense	—	—	(3)	—	—	(3)
(Loss) income from subsidiaries	(3)	(3)	—	—	6	—

Net (loss) income	$(3)	$(3)	$(3)	$—	$6	$(3)

Successor Company

Condensed Consolidated Statement of Operations

For the Three Months Ended June 24, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$345	$78	$(6)	$417
Costs and expenses
Cost of sales	—	—	276	67	(6)	337
Selling, general and administrative expenses	—	2	40	7	—	49

Operating (loss) income	—	(2)	29	4	—	31
Interest expense, net	—	2	9	—	—	11

(Loss) income before income taxes	—	(4)	20	4	—	20
Income tax expense	—	5	—	1	—	6

(Loss) income from continuing operations	—	(9)	20	3	—	14
Loss from discontinued operations and disposal, net of tax expense	—	—	(1)	—	—	(1)
Income (loss) from subsidiaries	13	22	—	—	(35)	—

Net income (loss)	$13	$13	$19	$3	$(35)	$13

Successor Company

Condensed Consolidated Statement of Operations

For the Nine Months Ended June 29, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,047	$207	$(28)	$1,226
Cost and expenses
Cost of sales	—	—	889	185	(28)	1,046
Selling, general and administrative expenses	—	6	122	22	—	150

Operating (loss) income	—	(6)	36	—	—	30
Interest expense (income), net	—	8	30	(1)	—	37

(Loss) income before income taxes	—	(14)	6	1	—	(7)
Income tax (benefit) expense	—	(4)	(3)	1	—	(6)

(Loss) income from continuing operations	—	(10)	9	—	—	(1)
Loss from discontinued operations and disposal, net of income tax expense	—	—	(6)	—	—	(6)
(Loss) income from subsidiaries	(7)	3	—	—	4	—

Net (loss) income	$(7)	$(7)	$3	$—	$4	$(7)

Successor Company

Condensed Consolidated Statement of Operations

For the Period from December 23, 2010 to June 24, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$669	$152	$(12)	$809
Cost and expenses
Cost of sales	—	—	546	131	(12)	665
Selling, general and administrative expenses	—	4	75	15	—	94
Transaction-related costs	—	16	—	—	—	16

Operating (loss) income	—	(20)	48	6	—	34
Interest expense (income), net	—	5	20	(1)	—	24

(Loss) income before income taxes	—	(25)	28	7	—	10
Income tax expense	—	4	1	3	—	8

(Loss) income from continuing operations	—	(29)	27	4	—	2
Income from discontinued operations and disposal, net of income tax benefit	—	—	—	—	—	—
Income (loss) from subsidiaries	2	31	—	—	(33)	—

Net income (loss)	$2	$2	$27	$4	$(33)	$2

Predecessor Company

Condensed Combined Statement of Operations

For the Period from September 25, 2010 to December 22, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Combined
Net sales	$276	$70	$(6)	$340
Cost and expenses
Cost of sales	233	63	(6)	290
Selling, general and administrative expenses	30	9	—	39

Operating income (loss)	13	(2)	—	11
Interest expense, net	10	1	—	11

Income (loss) before income taxes	3	(3)	—	—
Income tax expense (benefit)	2	(1)	—	1

Income (loss) from continuing operations	1	(2)	—	(1)
Loss from discontinued operations and disposal, net of income tax benefit	(2)	—	—	(2)

Net loss	$(1)	$(2)	$—	$(3)

Successor Company

Condensed Consolidated Balance Sheet

As of June 29, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$34	$—	$34
Accounts receivable, net	—	—	175	56	—	231
Receivables due from Tyco International Ltd. and its affiliates	—	—	2	10	—	12
Inventories, net	—	—	222	41	—	263
Assets held for sale	—	—	21	—	—	21
Prepaid expenses and other current assets	—	9	23	11	—	43
Deferred income taxes	—	—	12	2	—	14

Total current assets	—	9	455	154	—	618
Property, plant and equipment, net	—	—	251	36	—	287
Intangible assets, net	—	—	270	—	—	270
Goodwill	—	—	137	—	—	137
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd. and its affiliates	—	—	14	—	—	14
Investment in subsidiaries	558	638	—	—	(1,196)	—
Intercompany receivable	—	344	—	—	(344)	—
Other assets	—	22	2	2	—	26

Total assets of continuing operations	558	1,013	1,129	194	(1,540)	1,354

Total Assets	$558	$1,013	$1,129	$194	$(1,540)	$1,354

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$27	$—	$4	$—	$31
Accounts payable	—	—	89	29	—	118
Income tax payable	—	—	3	—	—	3
Accrued and other current liabilities	—	20	50	20	—	90

Total current liabilities	—	47	142	53	—	242
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(2)	92	—	—	90
Intercompany payable	—	—	342	2	(344)	—
Income tax payable	—	—	12	—	—	12
Pension liabilities	—	—	33	—	—	33
Other long-term liabilities	—	—	8	1	—	9

Total Liabilities of continuing operations	—	455	629	56	(344)	796

Total Liabilities	—	455	629	56	(344)	796

Shareholder’s Equity:
Common shares and additional paid in capital	604	604	490	149	(1,243)	604
(Accumulated deficit) retained earnings	(24)	(24)	21	2	1	(24)
Accumulated other comprehensive loss	(22)	(22)	(11)	(13)	46	(22)

Total Shareholder’s Equity	558	558	500	138	(1,196)	558

Total Liabilities and Shareholder’s Equity	$558	$1,013	$1,129	$194	$(1,540)	$1,354

Successor Company

Condensed Consolidated Balance Sheet

As of September 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$48	$—	$48
Accounts receivable, net	—	—	169	52	—	221
Receivables due from Tyco International Ltd. and its affiliates	—	—	4	—	—	4
Inventories, net	—	—	220	38	—	258
Assets held for sale	—	—	6	—	—	6
Prepaid expenses and other current assets	—	6	21	7	—	34
Deferred income taxes	—	—	14	2	—	16

Total current assets	—	6	434	147	—	587
Property, plant and equipment, net	—	—	273	35	—	308
Intangible assets, net	—	—	264	—	—	264
Goodwill	—	—	130	—	—	130
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd. and its affiliates	—	—	14	—	—	14
Investment in subsidiaries	570	604	—	1	(1,175)	—
Intercompany receivable	—	399	—	—	(399)	—
Other assets	—	27	6	3	—	36

Total assets of continuing operations	570	1,036	1,121	188	(1,574)	1,341
Total assets of discontinued operations	—	—	58	—	—	58

Total Assets	$570	$1,036	$1,179	$188	$(1,574)	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$46	$—	$1	$—	$47
Accounts payable	—	—	98	25	—	123
Income tax payable	—	—	4	—	—	4
Accrued and other current liabilities	—	10	55	14	—	79

Total current liabilities	—	56	157	40	—	253
Long-term debt	—	410	1	—	—	411
Deferred income taxes	—	—	101	—	—	101
Intercompany payable	—	—	396	3	(399)	—
Income tax payable	—	—	13	—	—	13
Pension liabilities	—	—	35	—	—	35
Other long-term liabilities	—	—	13	1	(1)	13

Total liabilities of continuing operations	—	466	716	44	(400)	826
Total liabilities of discontinued operations	—	—	3	—	—	3

Total Liabilities	—	466	719	44	(400)	829

Shareholder’s Equity:
Common shares and additional paid in capital	604	604	452	149	(1,205)	604
(Accumulated deficit) retained earnings	(17)	(17)	18	2	(3)	(17)
Accumulated other comprehensive (loss) income	(17)	(17)	(10)	(7)	34	(17)

Total Shareholder’s Equity	570	570	460	144	(1,174)	570

Total Liabilities and Shareholder’s Equity	$570	$1,036	$1,179	$188	$(1,574)	$1,399

Successor Company

Condensed Consolidated Statement of Cash Flows

For the Nine Months Ended June 29, 2012

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows provided by (used for) operating activities	$—	$2	$30	$(11)	$—	$21

Cash flows from investing activities:
Capital expenditures	—	—	(12)	(5)	—	(17)
Change in due to (from) subsidiaries	—	55	—	—	(55)	—
Acquisitions of businesses, net of cash acquired	—	(38)	(2)	—	—	(40)

Net cash (used for) provided by continuing investing activities	—	17	(14)	(5)	(55)	(57)
Net cash provided by discontinued investing activities	—	—	40	—	—	40

Net cash provided by (used for) investing activities	—	17	26	(5)	(55)	(17)

Cash flows from financing activities
Decrease in debt outstanding under credit facility	—	(19)	—	—	—	(19)
Change in due to (from) subsidiaries	—	—	—	—	—	—
Proceeds of long-term debt from Atkore International Inc.	—	—	(55)	—	55	—
Proceeds from short-term debt	—	—	—	3	—	3
Repayments of long-term debt	—	—	(1)	—	—	(1)

Net cash (used for) provided by financing activities	—	(19)	(56)	3	55	(17)
Net cash provided by discontinued financing activities	—	—	—	—	—	—

Net cash (used for) provided by financing activities	—	(19)	(56)	3	55	(17)

Effect of currency translation on cash	—	—	—	(1)	—	(1)
Net decrease in cash and cash equivalents	—	—	—	(14)	—	(14)

Cash and cash equivalents at beginning of period	—	—	—	48	—	48

Cash and cash equivalents at end of period	$—	$—	$—	$34	$—	$34

Successor Company

Condensed Consolidated Statement of Cash Flows

For the Period from December 23, 2010 to June 24, 2011

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(3)	$(20)	$25	$—	$2

Cash flows from investing activities:
Capital expenditures	—	—	(21)	(5)	—	(26)
Change in due to (from) subsidiaries	—	(54)	—	—	54	—
Purchase price adjustments	—	—	(12)	—	—	(12)

Net cash (used for) provided by continuing investing activities	—	(54)	(33)	(5)	54	(38)
Net cash (used for) provided by discontinued investing activities	—	—	(1)	—	—	(1)

Net cash used for investing activities	—	(54)	(34)	(5)	54	(39)
Cash flows from financing activities
Payments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	—	(400)	—	—	(400)
Proceeds from issuance of senior secured notes	—	410	—	—	—	410
Increase in debt outstanding under Credit Facility	—	85	—	—	—	85
Issuance of long-term debt to subsidiaries	—	(400)	—	—	400	—
Proceeds of long-term debt from Atkore International Inc.	—	—	400	—	(400)	—
Change in due to (from) Atkore International Inc.	—	—	54	—	(54)	—
Payment of debt issuance costs	—	(37)	—	—	—	(37)
Proceed from sale of common stock	—	3	—	—	—	3
Payment of short-term debt	—	—	—	(4)	—	(4)
Capital contribution	—	(4)	—	4	—	—

Net cash provided by (used for) continuing financing activities	—	57	54	—	(54)	57

Net cash provided by discontinued financing activities	—	—	—	—	—	—

Net cash provided by (used for) financing activities	—	57	54	—	(54)	57
Effect of currency translation on cash	—	—	—	1	—	1
Net increase in cash and cash equivalents	—	—	—	21	—	21

Cash and cash equivalents at beginning of period	—	—	—	14	—	14

Cash and cash equivalents at end of period	$—	$—	$—	$35	$—	$35

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

20. Subsequent Event

In the fourth quarter of 2012, the Company announced a reduction in workforce. This measure is designed to realign with our strategic plan, streamline our business, improve quality and implement cost savings measures. The Company expects to incur costs associated with the work force reductions of approximately $2 million in the fourth quarter of 2012.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the condensed financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Information in MD&A is intended to assist the reader in obtaining an understanding of the condensed financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, as well as how certain accounting principles affect the Company’s condensed financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.

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

Executive Summary

Atkore International Holdings Inc. (the “Company,” “we,” “our,” “us,” or “Atkore”) is a global manufacturer of fabricated steel tubes and pipes, pre-wired armored cables, cable management systems and metal framing systems. Our products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 22 manufacturing facilities and 16 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks.

We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and OEMs, as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In the third quarter of fiscal 2012 and fiscal 2011, 83% and 81%, respectively of our net sales were tied to customers located in the U.S. We also have a manufacturing and sales presence in Brazil, United Kingdom, France, China, Australia and New Zealand.

Our business is largely dependent on the non-residential construction industry. Approximately 66% of our net sales in the three and nine months ended June 29, 2012, and 61% of our net sales in the three and nine months ended June 24, 2011, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, reached a near historic low of 678 million square feet in calendar year 2011. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business, including, but not limited to, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, GEM®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, ABF®, Razor Ribbon®,, FlexHead®, and SprinkFLEX®, all of which are registered in the U.S., except Acroba®, which is registered in France.

The Company tests its goodwill annually for impairment on the first day of the fourth quarter or earlier if a triggering event occurs. In the third quarter ended June 29, 2012, the Company had a triggering event within the Pipe, Tube & Conduit North America reporting unit due to a decrease in projected sales and a decrease in projected cash flows. As a result of this triggering event, the Company performed step 1 goodwill impairment testing for the Pipe, Tube & Conduit North America reporting unit as of June 1, 2012. The fair value of the reporting unit exceeded its respective carrying amount by 3%. As a result, the Company did not record an impairment in the third quarter ended June 29, 2012. The reporting unit’s goodwill balance at June 29, 2012 was $92 million. Adverse changes to the Company’s business environment, changes to the Company’s future cash flows and changes to the discount rate and terminal growth rate could cause the Company to record impairment charges in future periods which could be material.

Reorganization of Segments

During the first quarter of 2012, the Company reorganized its segments to better align its business with how the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company reflects all miscellaneous product sales that do not meet the quantitative aggregation thresholds stipulated in Accounting Standards Update 280, Segment Reporting (“ASC 280”) in Corporate and Other. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with ASC 280, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

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

For purposes of this MD&A, the results of operations for the period from September 25, 2010 to December 22, 2010 (the “Predecessor Period”) are those of the Predecessor Company prior to the Transactions. Subsequent to December 22, 2010, we began operating as an unaffiliated entity. The results of operations for periods beginning on December 23, 2010, are those of our Company subsequent to the Transactions.

Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our combined results of operations, financial position and cash flows would have been had we operated as an independent, standalone company during the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with our company, it is reflected in our financial statements. Certain general corporate overhead and other expenses were allocated by Tyco to us (see Note 3 to the condensed financial statements). We believe such allocations were reasonable; however, they may be neither indicative of the actual expenses that would have been incurred had we been operating as an independent, standalone company for the periods presented, nor are they indicative of the costs that will be incurred in the future as an independent, standalone company.

Combined financial results for the Predecessor Company and consolidated financial results for the Successor Company

We have presented our historical financial results for the Predecessor Company and the Successor Company in the financial statements, in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for the periods before and after the Transactions on December 22, 2010. Despite the separate presentation, there were no material changes to the actual operations or customer relationships of our business as a result of the acquisition of a majority interest in Atkore by CD&R. As the core operations of the Company have not changed as a result of the Transactions, when evaluating our results of operations for purposes of this MD&A discussion, our management treats the nine months ended June 24, 2011 as a single measurement period, rather than the two separate periods that are required to be reported under GAAP. This combined presentation for the nine months ended June 24, 2011 represents a non-GAAP mathematical addition of the pre-Transaction results of operations of the Predecessor Period and the results of operations of the Successor Company for the period from September 25, 2010 to June 24, 2011. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the heading “Results of Operations.”

Our Predecessor Company historically relied on cash and the liquidation of inter-company investments to fund cyclical increases in working capital needs. The Successor Company funds operating needs with cash from operations, available credit from our asset-based credit facility (“Credit Facility”), and cash on hand. Consequently, we did not present information regarding our discussion of our financial position, liquidity and capital resources on a combined basis in our MD&A. We have presented information regarding our financial position, liquidity and capital resources separately for the Successor Company for the nine months ended June 29, 2012, and the period from December 23, 2010 to June 24, 2011, and for the Predecessor Company for the Predecessor Period.

Allocation of Purchase Price

The allocation of the purchase price to the assets acquired and liabilities assumed in connection with the Transactions based on their respective fair values resulted in changes in the values of tangible and intangible assets. The adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between the nine months ended June 29, 2012 and June 24, 2011. Allocation of the purchase price to intangible assets affects the comparability of amortization expense between the nine months ended June 29, 2012 and the combined results for the nine months ended June 24, 2011.

New Debt Structure

In connection with the Transactions, certain payments were made to a Tyco affiliate in order to retire Predecessor Company debt instruments. This change in long-term debt and related debt issuance costs affects the comparability of interest expense between the nine months ended June 29, 2012, and combined results for the nine months ended June 24, 2011.

Results of Operations

For purposes of this MD&A related to the discussion of interim year-to-date results, we separately show the results of operations of the Successor Company for the three months ended June 29, 2012 and June 24, 2011 and for the nine months ended June 29, 2012 and June 24, 2011.

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

	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011	Change
Net sales	$428	$417	$11
Cost of sales	366	337	29

Gross margin	62	80	(18)
Selling, general and administrative expenses	55	49	6

Operating income	7	31	(24)
Interest expense, net	13	11	2

(Loss) income before income taxes	(6)	20	(26)
Income tax (benefit) expense	(6)	6	(12)

Income from continuing operations	—	14	(14)
Loss from discontinued operations and disposal, net of income tax expense	(3)	(1)	(2)

Net (loss) income	$(3)	$13	$(16)

	Fiscal 2012	Fiscal 2011
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for the Nine Months Ended June 24, 2011	Change
Net sales	$1,226	$809	$340	$1,149	$77
Cost of sales	1,046	665	290	955	91

Gross margin	180	144	50	194	(14)
Selling, general and administrative expenses	150	94	39	133	17
Transaction-related costs	—	16	—	16	(16)

Operating income	30	34	11	45	(15)
Interest expense, net	37	24	11	35	2

(Loss) income before income taxes	(7)	10	—	10	(17)
Income tax (benefit) expense	(6)	8	1	9	(15)

Income (loss) from continuing operations	(1)	2	(1)	1	(2)
Loss from discontinued operations and disposal, net of income tax expense (benefit)	(6)	—	(2)	(2)	(4)

Net (loss) income	$(7)	$2	$(3)	$(1)	$(6)

Net Sales

Net sales increased $11 million for the three months ended June 29, 2012, to $428 million from $417 million for the three months ended June 24, 2011. The increase was due principally to higher volume from our Global Pipe, Tube & Conduit (“GPTC”) products of $12 million, and higher volume and average selling prices from our Global Cable & Cable Management (“GCCM”) products of $20 million and $6 million from acquired businesses. This increase was partially offset by a reduction of $16 million due to lower pricing from GPTC. Changes in foreign currency exchange rates had an unfavorable impact of $9 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.

For the nine months ended June 29, 2012, net sales were $1,226 million, an increase of $77 million over $1,149 million for the combined results for the nine months ended June 24, 2011. The increase was due to higher volume from GPTC products of $24 million, and higher volume and average selling prices from GCCM products of $61 million and $8 million from acquired businesses. This increase was partially offset by a reduction in sales of $6 million due to lower pricing from our GPTC products. Changes in foreign currency exchange rates had an unfavorable impact of $10 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.

Cost of Sales

Cost of sales increased by $29 million to $366 million for the three months ended June 29, 2012, compared to $337 million for the three months ended June 24, 2011. The increase in cost of sales was due in part to an unfavorable impact of higher raw material prices for steel of $7 million partly offset by lower raw material prices for copper of $4 million. The remainder of the increase was due primarily to increases in volume of GPTC and GCCM products worldwide.

For the nine months ended June 29, 2012, cost of sales increased by $91 million to $1,046 million compared to $955 million for the combined results for the nine months ended June 24, 2011. The increase in cost of sales was due in part to an unfavorable impact of higher raw material prices for steel of $39 million partly offset by lower raw material prices for copper of $8 million. The remainder of the increase was due primarily to increases in volume of GPTC and GCCM products worldwide.

Gross Margin

Gross margin decreased by $18 million to $62 million for the three months ended June 29, 2012, compared to $80 million for the three months ended June 24, 2011. The decrease in gross margin was due in part to lower average selling prices and higher average raw material costs for GPTC, which had a combined unfavorable impact of $24 million. This was partly offset by lower average raw material prices for copper and higher volumes for GPTC products, which had a favorable impact of approximately $6 million.

For the nine months ended June 29, 2012, gross margin decreased by $14 million to $180 million compared to $194 million for the combined results for the nine months ended June 24, 2011. The decrease in gross margin was due primarily to lower average selling prices and higher average raw material prices only partly offset by higher volume for our GPTC products, which had a net unfavorable impact of approximately $35 million. This was partly offset by higher aggregate selling prices and volume for our GCCM products combined with lower average copper raw material costs, which contributed $20 million.

Selling, General & Administrative

Selling, general and administrative expenses increased $6 million to $55 million for the three months ended June 29, 2012, compared to $49 million for the three months ended June 24, 2011. The increase was due to $9 million of asset impairment charges related to an Enterprise Resource Planning (“ERP”) system and intangible assets and goodwill associated with a manufacturing facility classified as held for sale offset by a $1 million reduction in general and administrative expense and a $2 million change in our restructuring reserve related to an early buyout of a leased facility.

For the nine months ended June 29, 2012, selling, general and administrative expenses increased $17 million to $150 million compared to $133 million for the combined results for the nine months ended June 24, 2011. The increase was due principally to $9 million of asset impairment charges related to an ERP system and intangible assets and goodwill associated with a manufacturing facility classified as held for sale, $5 million of incremental amortization expense, $2 million of higher sales commissions due in part to higher average selling prices for GCCM products and $1 million of incremental management fees paid to CD&R and Tyco.

Operating Income

Operating income decreased by $24 million to $7 million for the three months ended June 29, 2012, compared to $31 million for the three months ended June 24, 2011. The decrease was due primarily to lower gross margins for GPTC products as a result of lower average selling prices and higher average raw material cost, higher selling, general and administrative expense and asset impairment charges partly offset by higher gross margins for our GCCM products.

For the nine months ended June 29, 2012, operating income decreased by $15 million to $30 million, compared to $45 million for the combined results for the nine months ended June 24, 2011. The decrease was due mainly to lower gross margins for our GPTC products, higher selling, general and administrative expenses and the above-described asset impairment charges, partly offset by higher gross margins from GCCM products. Also mitigating the decrease in operating income was the absence of transaction-related costs of $16 million that were incurred in the prior period as a result of the Transactions.

Interest Expense, net

Interest expense, net was $13 million for the three months ended June 29, 2012, as compared to $11 million during the three months ended June 24, 2011. Interest expense in the three months ended June 29, 2012, was attributable primarily to interest on the senior secured notes issued in connection with the Transactions, which bear interest at 9.875% per annum. Interest expense in the three months ended June 24, 2011, was also attributable primarily to these same senior secured notes.

For the nine months ended June 29, 2012, interest expense, net was $37 million, compared to $35 million for the combined results for the nine months ended June 24, 2011. Interest expense in the nine months ended June 29, 2012, was attributable primarily to interest on the same senior secured notes. Interest expense in the combined results for the nine months ended June 24, 2011, was attributable primarily to the senior secured notes in the period from December 23, 2010 to June 24, 2011, and the borrowings then outstanding with Tyco in the Predecessor Period.

Income Tax Expense

For the three months ended June 29, 2012 and June 24, 2011, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was 97% and 32%, respectively.

The effective tax rate for the three months ended June 29, 2012 varied from the U.S. statutory tax rate as a result of deferred tax benefit recognized due to additional federal net operating losses recognized from Predecessor Period audit. The effective tax rate for the three months ended June 24, 2011, varied from the U.S. statutory tax rate primarily as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, foreign income taxed at rates that differ from the U.S. statutory rate, and the impact of certain non-deductible expenses.

For the nine months ended June 29, 2012, and the period from December 23, 2010 to June 24, 2011, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was 80% and 83%, respectively. The effective tax rate for the nine months ended June 29, 2012 varied from the U.S. statutory tax rate as a result of deferred tax benefit recognized on additional federal net operating losses allocated to the Company due to the Predecessor Period exam settlement activity. The effective tax rates for both periods varied from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, foreign income taxed at rates that differ from the U.S. statutory rate, the impact of certain non-deductible expenses, and a tax benefit related to adjustments of prior year tax provision estimates. Additionally, in the Predecessor Period, the effective income tax rate attributable to loss from continuing operations before income taxes was also impacted by non-deductible expenses relating to the transaction between Tyco and CD&R.

Loss from discontinued operations and disposal, net of tax

In February 2012, the Company determined that the Morrisville business was no longer strategically viable. The results of operations of this business were under Allied Tube, a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). The results of the Morrisville operations were previously included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale, resulting in a loss for Morrisville of $3 million, net of tax. For the nine months ended June 29, 2012, the Morrisville business had a $6 million loss, net of tax. For the three months ended June 24, 2011, the Morrisville business had a $1 million loss, net of tax. For the combined nine months ended June 24, 2011, the Morrisville business had a $2 million loss.

Results of Operations by Segment

Segment information, as reorganized effective October 1, 2011, is consistent with how management manages the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by business segment is presented below ($ in millions):

Global Pipe, Tube & Conduit

	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011	Change
Net sales	$276	$282	$(6)
Operating income	6	34	(28)

	Fiscal 2012	Fiscal 2011
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for Nine Months Ended June 24, 2011	Change
Net sales	$791	$547	$227	$774	$17
Operating income	23	57	8	65	(42)

Net Sales

Net sales for the three months ended June 29, 2012, decreased $6 million to $276 million from $282 million for the three months ended June 24, 2011. The decrease was attributable primarily to lower average selling prices partly offset by higher volume. The gradually improving non-residential construction market in North America contributed to higher volumes, up 7% from the three months ended June 24, 2011. Net sales from acquired businesses were $6 million. Changes in foreign currency exchange rates had an unfavorable impact of $8 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.

For the nine months ended June 29, 2012, net sales increased $17 million to $791 million from $774 million for the combined results for the nine months ended June 24, 2011, attributable primarily to lower average selling prices partly offset by higher sales volume. The gradually improving non-residential construction market in North America contributed to higher volumes, up 7% from the combined results for the nine months ended June 24, 2011. Net sales from acquired businesses were $8 million in the nine months ended June 29, 2012, and changes in foreign currency exchange rates had an unfavorable impact of $9 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.

Operating Income

Operating income for the three months ended June 29, 2012, decreased $28 million to $6 million compared to $34 million in the three months ended June 24, 2011. The decrease in operating income was due primarily to lower average selling prices and higher average raw material steel costs for GPTC products and the above-described asset impairment charges. Average selling prices were 9% lower and average raw material steel costs were 7% higher during three months ended June 29, 2012, compared to the three months ended June 24, 2011.

For the nine months ended June 29, 2012, operating income decreased $42 million to $23 million compared to $65 million for the combined results for the nine months ended June 24, 2011. The decrease in operating income was due primarily to lower average selling prices and higher average raw material steel costs for GPTC products and the above-described asset impairment charges. Average selling prices were 1% lower and average raw material steel costs were 14% higher during the nine months ended June 29, 2012, compared to the combined results for the nine months ended June 24, 2011. Amortization expense increased by $3 million for the nine months ended June 29, 2012, compared to the combined results for the nine months ended June 24, 2011.

Global Cable & Cable Management

	For the Three Months Ended June 29, 2012	For the Three Months Ended June 24, 2011	Change
Net sales	$163	$141	$22
Operating income	17	12	5

	Fiscal 2012	Fiscal 2011
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for Nine Months Ended June 24, 2011	Change
Net sales	$463	$274	$119	$393	$70
Operating income	47	23	9	32	15

Net Sales

Net sales increased $22 million to $163 million for the three months ended June 29, 2012, compared to $141 million for the three months ended June 24, 2011. The increase was attributable to higher volume and selling prices for GCCM products. The gradually improving non-residential construction market in North America contributed to higher sales, up 13% from the three months ended June 24, 2011. Changes in foreign currency exchange rates had an unfavorable impact of $1 million, primarily as a result of the appreciation of the U.S. Dollar versus the Euro.

For the nine months ended June 29, 2012, net sales increased $70 million to $463 million compared to $393 million for the combined results for the nine months ended June 24, 2011. The increase was due to higher sales volume and higher average selling prices for GCCM products. The gradually improving non-residential construction market in North America contributed to higher sales, up 17% from the combined results for the nine months ended June 24, 2011. Changes in foreign currency exchange rates had an unfavorable impact of $1 million, primarily as a result of the appreciation of the U.S. Dollar versus the Euro.

Operating Income

Operating income for the three months ended June 29, 2012, increased $5 million to $17 million compared to $12 million for the three months ended June 24, 2011. The increase in operating income was due primarily to the net impact of higher sales volume and selling prices for GCCM products as well as lower average raw material copper prices. Raw material copper costs were 10% lower during the three months ended June 29, 2012, compared to the three months ended June 24, 2011. Higher selling expenses, mainly related to higher sales volume, had an unfavorable impact of $1 million.

For the nine months ended June 29, 2012, operating income increased $15 million from $32 million for the combined results for the nine months ended June 24, 2011, to $47 million. The increase in operating income was due primarily to the net impact of higher sales volume and selling prices for GCCM products as well as lower average raw material copper prices. Raw material copper costs were 6% lower during the nine months ended June 29, 2012, compared to the combined results for the nine months ended June 24, 2011. Higher selling expenses, mainly related to higher sales volume of cable products, had an unfavorable impact of $3 million. Amortization expense increased by $1 million for the nine months ended June 29, 2012, compared to the combined results for the nine months ended June 24, 2011.

Corporate and Other

Corporate and Other as included in the footnotes to our financial statements represents corporate administrative expenses. Operating loss for Corporate and Other increased $1 million for the three months ended June 29, 2012, compared to the three months ended June 24, 2011. General and administrative expense was higher by $1 million due primarily to the $6 million of assets impairment charge related to an ERP system in the third quarter of 2012, partly offset by lower professional service charges and a $2 million reduction in our restructuring reserve as a result of an early buyout of a leased facility.

Operating loss decreased $12 million to $40 million for the nine months ended June 29, 2012 compared to $52 million for the combined results for the nine months ended June 24, 2011. The decrease was due primarily to the absence of $16 million in transaction-related costs that were included in the nine months ended June 24, 2011 and a $2 million reduction in our restructuring reserve as a result of an early buyout of a leased facility, offset by $6 million of assets impairment charge related to an ERP system.

Seasonality of Company’s Business

Our business experiences some seasonality, with historically increased demand in the second and third calendar quarters, as construction activity tends to pick up during these periods. However, this fluctuation can be offset by adverse economic conditions.

Financial Position, Liquidity and Capital Resources

General

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions and commodity prices. The Predecessor Company historically relied on cash and the liquidation of inter-company investments to fund cyclical increases in working capital needs. We, the Successor Company, fund operating needs with cash from operations, available credit under our Credit Facility, and cash on hand. We have presented information regarding our financial position, liquidity and capital resources separately for the Successor Company during the nine months ended June 29, 2012, and the period from December 23, 2010 to June 24, 2011, and for the Predecessor Company for the Predecessor Period.

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

The following table is a summary of our cash flows for each period shown ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Nine Months Ended June 29, 2012	For the Period from December 23, 2010 to June 24, 2011	For the Period from September 25, 2010 to December 22, 2010
Net cash provided by (used for) operating activities	$21	$2	$(67)
Capital expenditures	(17)	(26)	(12)
Change in due to Tyco International Ltd. and its affiliates	—	—	357
Acquisitions of businesses, net of cash acquired	(40)	—	—
Purchase price adjustments	—	(12)	—
Net cash provided by (used for) discontinued investing activities	40	(1)	—
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	(400)	(300)
Proceeds from issuance of senior secured notes	—	410	—
(Repayments) borrowings under Credit Facility, net	(19)	85	—
Payment of debt issuance costs	—	(37)	—
Proceeds from (repayments of) short-term debt	3	(4)	4
Proceeds from sale of common stock	—	3	—
Repayments of long-term debt	(1)	—	—
Other, net	(1)	1	(1)

(Decrease) increase in cash and cash equivalents	$(14)	$21	$(19)

Operating activities

During the nine months ended June 29, 2012, operating activities generated $21 million compared to a $65 million net use of cash from the combined results for the period from December 23, 2010 to June 24, 2011, and the Predecessor Period. The improvement in operating cash flow was the result of efforts to reduce working capital levels.

Investing activities

During the nine months ended June 29, 2012, we used $57 million for continuing investing activities, compared to $307 million provided by investing activities from the combined nine months ended June 24, 2011. Capital expenditures were $17 million for the nine months ended June 29, 2012, compared to expenditures of $38 million from the combined period from December 23, 2010 to June 24, 201,1 and the Predecessor Period. Capital expenditures were primarily for replacement of equipment and process improvements in our manufacturing operations. In addition, we used $40 million for the acquisitions of FlexHead and RWI during the nine months ended June 29, 2012. In the third quarter of 2012, we received proceeds of $40 million from the sale of the Morrisville facility.

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

Financing Activities

The Company reduced borrowings under the Credit Facility during the nine months ended June 29, 2012, resulting in a use of $17 million in financing activities over the period, compared to a use of $240 million during the combined nine months ended June 24, 2011. Financing activities during the period from December 23, 2010 to June 24, 2011, and the Predecessor Period were related primarily to the Transactions. During the period from December 23, 2010 through June 24, 2011, the Successor Company implemented its new capital structure. See “Post-Transactions Liquidity—Successor Company” below. We used proceeds from our debt facilities to repay $400 million owed to Tyco and transaction costs of $48 million, of which we capitalized $33 million as deferred financing fees. Additionally, we used an investment by Tyco to prepay $300 million of long-term intercompany debt.

Post-Transactions Liquidity—Successor Company

In connection with the Transactions, we entered into the Credit Facility, which provides for up to $250 million of senior secured first-priority borrowings, subject to a borrowing base. The Credit Facility is available to fund working capital and for general corporate purposes. For the period from December 23, 2010 through June 24, 2011, we utilized borrowings of $85 million under the Credit Facility to fund the Transactions and for capital expenditures.

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

In connection with the Transactions, we entered into the Credit Facility, which bears interest at a floating rate, generally LIBOR plus 2.25% to 2.75%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which totaled $27 million at June 29, 2012. A 10% change in interest rates would impact our interest expense by less than $1 million based on the amounts outstanding at June 29, 2012.

Item 4. Controls and Procedures

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 29, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2012. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the quarter ended June 29, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information

On April 26, 2012, the Company informed James Pinto that his position as Global Vice President of Operations & Supply Chain was being eliminated effective May 4, 2012. The Company and Mr. Pinto entered into a Separation of Employment Agreement and General Release, dated April 27, 2012 (the “Separation Agreement”). Pursuant to the terms of the Separation Agreement, Mr. Pinto will receive separation pay in the amount of $145,000, which consists of 26 weeks base salary, paid in accordance with the Company’s standard payroll practices. Mr. Pinto will also receive a pro-rata portion of his target annual bonus. Mr. Pinto will continue to participate in the Company’s medical, prescription drug, dental and health care flexible spending account coverage during his 26 week separation period. Mr. Pinto will be subject to non-competition and non-solicitation restrictions for one and two years, respectively, as well as ongoing obligations of confidentiality and non-disparagement.

Pursuant to a Stock Repurchase and Option Cancellation Agreement, between Atkore International Group Inc. (“Atkore Group”) and Mr. Pinto, dated June 4, 2012, Atkore Group repurchased 25,000 Shares held by Mr. Pinto for $250,000, and all of Mr. Pinto’s vested and unvested options were terminated as of May 4, 2012.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1*	Separation Agreement and General Release, with an effective date of April 15, 2012, by and among Atkore International Group Inc., Atkore International, Inc. and Karl J. Schmidt, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

10.2*	Separation of Employment Agreement and General Release, dated as of April 27, 2012, by and between Atkore International, Inc. and James Pinto.

10.3*	Stock Repurchase and Options Cancellation Agreement, dated as of June 4, 2012, by and between Atkore International Group Inc. and James Pinto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC.

By:	/s/ James A. Mallak
James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Date: August 13, 2012

Exhibit Index

Exhibit No.	Description

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1*	Separation Agreement and General Release, with an effective date of April 15, 2012, by and among Atkore International Group Inc., Atkore International, Inc. and Karl J. Schmidt, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

10.2*	Separation of Employment Agreement and General Release, dated as of April 27, 2012, by and between Atkore International, Inc. and James Pinto.

10.3*	Stock Repurchase and Options Cancellation Agreement, dated as of June 4, 2012, by and between Atkore International Group Inc. and James Pinto.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.