Form 10-K
period 2012-09-28
Atkore International Holdings Inc.
filed 2012-12-14
CIK 1521722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

As of December 1, 2012, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on December 1, 2012.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-K filed by Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as “the Company,” “we,” “our,” “us,” or “Atkore”) with the Securities and Exchange Commission (“SEC”) contains statements about future events and expectations that constitute forward-looking statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor provisions created by statute. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would,” or similar expressions are intended to identify such forward-looking statements.

Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and readers are cautioned not to place undue reliance on such statements. Factors that could cause actual events or results to differ materially from the events or results described in any forward-looking statements include, but are not limited to: the sustained downturn in the non-residential construction industry; fluctuations in the price of raw materials; new regulations related to “conflict minerals;” our reliance on the availability and cost of freight and energy; changes in governmental regulation, including the National Electrical Code or other legislation and regulation; risks relating to doing business internationally; claims for damages for defective products; our ability to generate or raise capital in the future; risk of material environmental, health and safety liabilities and obligations; changes in the source and intensity of competition in business; the level of similar product imports into North America; our reliance on a small number of customers; work stoppages, employee strikes and other production disputes; our significant financial obligations relating to pension plans; unplanned outages at our facilities and other unforeseen disruptions; our ability to protect and enforce our intellectual property rights; our ability to attract and retain qualified employees; the reliability of our information systems; cyber security risks and cyber incidents; risks inherent in acquisitions and the financing thereof; our substantial indebtedness and our ability to incur further indebtedness; limitations on our business under the instruments governing our indebtedness; risks relating to us operating as a stand-alone company; and the risk that the benefits from the Transactions (as defined herein) may not be fully realized or may take longer to realize than expected.

You should read carefully the factors described in this report under Item 1A. “Risk Factors” and those described in our other filings with the SEC. These and other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. These factors may not constitute all factors that could cause actual results to differ materially. We operate in a continually changing business environment. New factors emerge from time to time, and it is not possible to predict all risks that may affect us. We assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in forward-looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should be viewed as historical data.

PART I

Item 1. Business.

Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as the “Company,” “we,” “our,” “us,” or “Atkore”) was incorporated in the State of Delaware on November 4, 2010. The Company is 100% owned by Atkore International Group Inc. (“Atkore Group”). The Company is the sole owner of Atkore International, Inc. (“Atkore International”). Prior to the transactions described below, all of the capital stock of Atkore International was owned by Tyco International Ltd. (“Tyco” or the “Parent Company”). The business of Atkore International was operated as the Tyco Electrical and Metal Products (“TEMP”) business of Tyco (referred to herein as the “Predecessor Company”). Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

On November 9, 2010, Tyco announced that it entered into an agreement to sell a majority interest in TEMP to an affiliate of the private equity firm Clayton Dubilier & Rice, LLC (“CD&R”). On December 22, 2010, the transaction closed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the “Preferred Stock”) of Atkore Group. The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore Group. On December 22, 2010, Atkore Group also issued common stock (the “Common Stock”) to a Tyco subsidiary that initially represented the remaining 49% of the outstanding capital stock of Atkore Group. Atkore Group continues to be the sole owner of the Company, which in turn continues to be the sole owner of Atkore International. Subsequent to December 22, 2010, Atkore has operated as an independent, stand-alone entity (referred to herein as the “Successor Company”). The aforementioned transactions described in this paragraph are referred to herein as the “Transactions.”

Segments and Products

The Company is engaged in the design, manufacture and distribution of electrical conduit, cable products, steel tube and pipe products. Effective October 1, 2011, as a result of a strategic planning exercise, the Company reorganized its segments. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with Accounting Standards Codification 280, Segment Reporting, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Pipe & Tube—consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many original equipment manufacturers (OEM’s) and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

•

Conduit—consists of tubular raceways used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

Global Cable & Cable Management

•

Cable—consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpecTM ID System, self-grounding metal-clad cable, specialty cables and pre-fabricated wiring systems.

•

Cable Management—consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket, as well as metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

Financial information (net sales, operating income (loss), depreciation and amortization, and capital expenditures) concerning the Company’s two reportable segments for the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, the period from September 25, 2010 to December 22, 2010, and the fiscal year ended September 24, 2010, is included in Note 13 to the consolidated financial statements included under Item 8 of Part II of this Form 10-K. Information regarding the Company’s discontinued operations is included in Note 17 to the financial statements included under Item 8 of Part II of this Form 10-K and is incorporated herein by reference.

The Company’s products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 20 manufacturing facilities and 17 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. In fiscal year 2012, 83% of our net sales were to customers located in the United States (the “U.S.”). Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks. The Company’s products are marketed under recognized names, including, but not limited to, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, Razor Ribbon®,, FlexHead®, and SprinkFLEX®, all of which are registered in the U.S., except Acroba®, which is registered in France.

The following table sets forth those product categories ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Net sales:
Global Pipe, Tube & Conduit
Pipe & Tube	$671	$512	$132	$590
Conduit	421	331	95	373

Total Global Pipe, Tube & Conduit	1,092	843	227	963
Global Cable & Cable Management
Cable	389	266	69	281
Cable Management	245	168	50	182

Total Global Cable & Cable Management	634	434	119	463

Elimination of intercompany revenue	(39)	(19)	(6)	(26)

	$1,687	$1,258	$340	$1,400

For more information regarding our segments, see Note 5 to the financial statements included under Item 8 of Part II of this Form 10-K.

Marketing and Distribution

We sell, market and distribute our products through the following channels: electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and OEMs, as well as directly to a small number of general contractors. Our Global Pipe, Tube & Conduit segment additionally sells through a number of marketing groups which represent a consortium of independent electrical distributors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. End-users, typically contractors, install many of our products into non-residential and multi-family residential buildings during new facility construction and facility renovation.

The majority of our products are used by trade contractors in the construction and modernization of non-residential structures such as commercial office buildings, institutional facilities, manufacturing plants and warehouses, shopping centers and multi-family dwellings. Nearly 94% of construction-related products are sold through wholesale distribution to trade contractors; the remaining 6% are sold to smaller contractors and homeowners through big-box home improvement retailers.

Distribution-based sales accounted for approximately 75% of our net sales for fiscal year 2012. The other major customer segment, representing approximately 25% of our net sales for fiscal year 2012, is the OEM market. The steel tubes supplied by us are ultimately used as a component for OEM products in commercial or industrial end markets. Steel tubular products are sold directly to OEMs or through steel service centers.

We distribute our products directly from our manufacturing facilities as well as from 17 dedicated distribution facilities with a total of approximately 2.9 million square feet of distribution space. Our distribution footprint is currently concentrated in North America (the U.S. and Canada), with additional facilities in Brazil, Australia and New Zealand.

Products are generally delivered to the dedicated distribution centers from our manufacturing facilities and then subsequently delivered to the customer. In some instances, product is delivered directly from our manufacturing facility to the customer or end-user. We contract with a wide range of transport providers to deliver our products, primarily via semi-tractor trailer.

Customers

Our sales and marketing processes are focused on thoroughly understanding the product needs of each customer and ensuring that we are equipped to meet a wide range of customer requirements. We maintain strong customer relationships in order to support our ongoing growth initiative that focuses on selling innovative new products to customers, both in existing and new geographies. We believe customers view us as offering a strong value proposition based on our order cycle time, our reliability, consistent product quality and our ability to customize product development.

The majority of our sales and operations are in North America. For the fiscal year ended September 28, 2012, 83% of our net sales were tied to customers located in the U.S. For the period from December 23, 2010 to September 30, 2011 and the period from September 25, 2010 to December 22, 2010, 81% and 79%, respectively, of our net sales were tied to customers located in the U.S. For the fiscal year ended September 24, 2010, 78% of our net sales were tied to customers located in the U.S. Our net sales by geographic area were as follows ($ in millions):

	Successor Company		Predecessor Company
	For the Year Ended September 28, 2012	For the period from December 23, 2010 to September 30, 2011	For the period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010

Net Sales:
United States	$1,406	$1,024	$270	$1,095
Other Americas	184	163	49	223
Europe	44	40	12	49
Asia-Pacific	53	31	9	33

Total	$1,687	$1,258	$340	$1,400

In fiscal year 2012, our top ten customers, which included Sonepar USA, HD Supply, Home Depot, Rexel and Graybar, accounted for approximately 24% of net sales. Affiliates of CD&R hold an equity investment in both HD Supply and Rexel. No single customer accounted for more than 4% of our net sales in fiscal years 2012, 2011, or 2010.

Suppliers and Raw Materials

We use a variety of raw materials in the manufacture of our products. Our primary raw materials are steel and copper. We believe that sources for these raw materials are well-established, generally available on world markets and are in sufficient quantity that we may avoid disruption to our business if we encountered an interruption from one of our existing suppliers. Our primary suppliers of steel are ArcelorMittal, AK Steel and Nucor, and our primary current supplier of copper is AmRod. We strive to maintain strong relationships with our suppliers. Continued uncertain economic conditions and periodic market fluctuations in commodities have brought about price volatility for these raw materials.

Manufacturing

We currently manufacture products in 20 facilities with a total of approximately 1.6 million square feet of manufacturing space in 7 countries. Our headquarters is located in Harvey, Illinois, the location also of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in North America (the U.S. and Canada), with additional facilities in Brazil, the United Kingdom, France, China, Australia and New Zealand. We expect that manufacturing production may continue to increase in the Asia-Pacific region as a percentage of total manufacturing since this region continues to experience growth. We intend to continue to look for efficiencies to reduce our manufacturing costs and believe that we can achieve cost reductions through improved manufacturing efficiencies and, from time to time, the consolidation or migration of manufacturing facilities.

We believe we are a technology leader in the in-line galvanizing manufacturing process, and have developed specialized equipment that enables us to realize economies of scale advantages and produce a variety of cost-competitive, high-quality galvanized tube products. Allied Tube & Conduit developed an in-line galvanizing technique (Flo-Coat®) in which zinc is applied in a continuous process when the tube and pipe are formed. The Flo-Coat® galvanizing process, a patented technique, provides superior zinc coverage of fabricated metal products for rust prevention and lower cost manufacturing than traditional hot-dip galvanization.

Competition

The industries in which we operate are highly competitive. Our principal competitors range from national manufacturers to smaller regional manufacturers and differ by each of our product lines. We believe our customers purchase from us because of the product availability, breadth of product line and premium quality of products we offer. Competition is generally on the basis of product offering, product innovation, price, quality and service.

We have several competitors in each of our major product categories; our main competitors in each of these categories are listed below.

Global Pipe, Tube & Conduit

Pipe & Tube

•	Fire sprinkler pipe—Bull Moose Tube, Wheatland Tube and Welded Tube of Canada

•	Mechanical tube—AK Tube, Bull Moose Tube, Western Tube & Conduit and Lock-Joint Tube

•	Fence framework—Wheatland Tube, Western Tube & Conduit and Mid-West Tube

Conduit

•	Electrical conduits—Republic Conduit, Western Tube & Conduit and Wheatland Tube

Global Cable & Cable Management

Cable

•	Armored and metal-clad cable—Encore Wire and Southwire

Cable Management

•	Cable management and metal framing systems—Cooper B-Line, Legrand and Thomas & Betts

Reliance on Construction Industry

Our business is largely dependent on the non-residential construction industry. Approximately 68% of our net sales in fiscal year 2012 were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, reached a historic low of 678 million square feet in calendar year 2010, and the projection for calendar 2012 is 703 million square feet. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

Seasonality

Our business experiences some seasonality, with historically increased demand in the second and third calendar quarters, as construction activity tends to pick up during these periods. However, this fluctuation can be offset by adverse economic conditions.

Working Capital

Our working capital needs are substantial and fluctuate based on economic activity and the market prices for our main raw materials, which predominantly are steel and copper. We are typically obligated to pay for our raw material purchases within 30 days of receipt, while we generally collect cash from the sale of manufactured products several months after receipt of raw materials. Our cash requirements for inventory typically rise during periods of increased economic activity as we generally maintain higher quantities of inventory to satisfy customer demand or if we expect the price of our raw materials to increase. Also, as raw materials prices rise, our average selling prices tend also to rise, resulting in an increase in total accounts receivable. During slower economic periods, we may experience decreasing raw material costs and may maintain lower quantities of raw materials. As our payment cycle tends to be significantly shorter than our collection cycle, we manage our processes to maintain efficient inventory levels and keep days of sales outstanding in line with our terms. We believe our working capital needs and working capital management policies are not unlike those of our competitors. Our working capital needs are also shaped by lead times for our main raw materials, which are predominantly steel and copper, as we generally increase raw material inventories if we expect lead times to increase. Steel lead times, for example, are influenced by annual cycles of demand and overall economic activity.

Intellectual Property

Patents and other proprietary rights are important to our business. We also rely upon trade secrets, manufacturing know-how, continuing technological innovations, and licensing opportunities to maintain and improve our competitive position. As management determines it necessary, we review third-party proprietary rights, including patents and patent applications, in an effort to avoid infringement of third-party proprietary rights, identify licensing opportunities and monitor the intellectual property claims of others.

We own a portfolio of over 50 U.S. patents relating to a range of our products. We also own a portfolio of trademarks and are a licensee of certain patents and trademarks. Patents for individual products extend for varying periods according to the date of patent filing or grant and the legal term of patents in the various countries where patent protection is obtained. Trademark rights may potentially extend indefinitely and are dependent upon national laws and use of the trademarks.

While we consider our patents and trademarks to be valued assets, we do not believe that our competitive position is dependent on patent or trademark protection or that our operations are dependent upon any single patent or group of related patents. Other than licenses to commercially available third-party software, we do not believe that any of our licenses to third-party intellectual property are material to our business taken as a whole.

Employees

As of September 28, 2012, we employed approximately 3,000 people, based in eight countries: the U.S., Brazil, United Kingdom, Canada, France, China, Australia and New Zealand. Approximately 2,300 of those employees are based in the U.S. Approximately 50% of our workforce is unionized (including representation through works councils or similar bodies). Seven labor contracts affecting approximately 1,100 employees (including all union employees in Brazil) expire within the next twelve months. Fifteen of our facilities have union representation. The Company believes relations with its employees to be good.

Governmental Regulation of the Environment

Our facilities are subject to many federal, state, local and non-U.S. requirements relating to the protection of human health, safety and the environment. Among other things, these laws govern the use, storage, treatment, transportation, disposal and management of hazardous substances and wastes; regulate emissions or discharges of pollutants or other substances into the air, water, or otherwise into the environment; impose liability for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances and protect the health and safety of our employees.

The cost of compliance with environmental laws and capital expenditures required to meet regulatory requirements are not anticipated to be material when compared with overall costs and capital expenditures and, accordingly, are not anticipated to have a material effect on our financial condition, results of operations, cash flows or competitive position.

In April 2010, we entered into a consent decree with the City of Philadelphia Water Department in order to resolve issues related to zinc in wastewater discharges at our Philadelphia, Pennsylvania facility. The consent decree requires that we make certain modifications to our Philadelphia facility’s wastewater treatment and ventilation systems. To comply with our obligations under the consent decree, we completed the modifications in September 2012 for a total cost of approximately $6 million.

We are continually investigating, remediating or addressing contamination at some of our current and former facilities, including our Wayne, Michigan and Phoenix, Arizona facilities. Many of our current and former facilities have a history of industrial usage for which additional investigation and remediation obligations could arise in the future and which could materially adversely affect our business, financial condition, results of operations or cash flows. The Company has established reserves for both of these facilities totaling $1 million.

Item 1A. Risk Factors.

We may occasionally make forward-looking statements and estimates such as forecasts and projections of our future performance or statements of our plans and objectives. These forward-looking statements may be contained in, among other things, filings with the SEC, including this Annual Report on Form 10-K, press releases made by us and in oral statements made by our officers. Actual results could differ materially from those contained in such forward-looking statements. Important factors that could cause our actual results to differ from those contained in such forward-looking statements include, among other things, the risks described below.

Risk Factors Relating to Our Business

The non-residential construction industry accounts for a significant portion of our business, and the non-residential construction industry in the U.S. is currently experiencing a downturn that could continue to materially and adversely affect our business, liquidity and results of operations.

Our business is largely dependent on the non-residential construction industry. The U.S. economic slowdown particularly has had an adverse effect on our end markets. Approximately 68% of our net sales in fiscal year 2012 were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. Conduit, armored cable, strut channel, cable tray, sprinkler pipe and metal framing are building materials that are directly impacted by U.S. non-residential construction starts.

The U.S. non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The U.S. non-residential construction industry has experienced declines in construction starts since reaching its most recent peak (measured by square footage) in calendar 2007. U.S. non-residential construction starts (measured by square footage) declined 59% in fiscal year 2010 compared to fiscal year 2007; and remained fairly stagnant during fiscal years 2011 and 2012, respectively, according to McGraw-Hill Construction-Dodge, Research & Analytics.

Continued uncertainty about current economic conditions will continue to pose a risk to our businesses that serve the non-residential construction industry, as participants in this industry may postpone spending in response to tighter credit, negative financial news or declines in income or asset values, which could have a continued material negative effect on the demand for our products. We cannot predict the duration of the current market conditions or the timing or strength of any future recovery of non-residential construction activity in our markets. We also cannot provide any assurances that the non-residential construction industry will not weaken further. Continued weakness in the U.S. non-residential construction market would have a further significant adverse effect on our business, financial condition and operating results. Because of these factors, there may be fluctuations in our operating results, and historical results may not be indicative of any future period results.

The raw materials on which we depend in our production process are exposed to price fluctuations that could have a significant impact on our results of operations and financial condition.

Our results from operations are impacted by changes in commodity prices, primarily steel and copper. Historically, we have not engaged in hedging strategies for raw material purchases. Substantially all of the products we sell are subject to wide and frequent price fluctuations because they are composed primarily of steel or copper, two industrial metal commodities that have been subject to extreme price volatility during the past several years. Examples of such products include steel conduit, tubing and framing, and copper wiring in our cables. Steel and copper raw material costs accounted for approximately 62% of our cost of sales in fiscal year 2012.

We generally sell our products on a spot basis (and not under long-term contracts). As a result, as the cost to us for the raw materials that compose these products declines, our customers generally seek price concessions. In addition, we account for consumption of inventory in our cost of sales using the first-in, first-out method. This means that in the short term, in a declining price environment our net sales will decline and our gross margins will contract or even turn negative, assuming the quantities of the affected products sold remain constant, as we consume inventories valued at higher prices based on the first-in first-out method. Such declines may be material. Rising steel and copper prices have the opposite effect in the short term, increasing both net sales and gross margin, assuming the quantities of the affected products sold remain constant.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the SEC adopted new requirements for companies that use certain minerals and metals, known as conflict minerals, in their products, whether or not these products are manufactured by third parties. These requirements will require companies to conduct due diligence and disclose whether or not such minerals originate from the Democratic Republic of Congo and adjoining countries. We are continuing to assess whether conflict minerals are necessary to the functionality or production of any of our products. If so, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals used in our products. In addition, we could incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation. In such event, we may also face difficulties in satisfying customers who could require that all of the components of our products are conflict mineral-free.

Our operating results are sensitive to the availability and cost of freight and energy, such as diesel fuel and electricity, which are important in the manufacture and transport of our products.

Our operating costs increase when freight or energy costs rise. During periods of increasing freight and energy costs, we might not be able to fully recover our operating cost increases through price increases without reducing demand for our products. In addition, we are dependent on third-party freight carriers to transport many of our products. Our financial results could be adversely affected if we are unable to pass all of the cost increases on to our customers or if we are unable to obtain the necessary energy supplies, or if freight carrier capacity in our geographic markets were to decline significantly or otherwise become unavailable. Similarly, increasing energy costs, in particular the cost of diesel fuel could put a strain on the transportation of materials and products if it forces certain transporters to close.

We are indirectly subject to regulatory changes that may affect demand for our products.

The market for certain of our products is influenced by federal, state, local and international governmental regulations and trade policies (such as the American Recovery and Reinvestment Act of 2009, Underwriters Laboratories, National Electric Code and American Society of Mechanical Engineers) as well as other policies, including those imposed on the non-residential construction industry (such as the National Electrical Code and corresponding state and local laws based on the National Electrical Code). These regulations and policies are subject to change. In the event that there would be changes in the National Electrical Code and any similar state, local or non-U.S. laws, including changes that would allow for alternative products to be used in the non-residential construction industry or that would render less restrictive or otherwise reduce the current requirements under such laws and regulations, the scope of products that would serve as alternatives to products we produce would increase. As a result, competition in the industries in which we operate could increase, with a potential corresponding decrease in the demand for our products. In addition, in the event that changes in such laws would render current requirements more restrictive, we may be required to change our products or production processes to meet such increased restrictions, which could result in increased costs and cause us to lose market share. Any changes to such regulations, laws and policies could have an adverse effect on our business, financial condition, and results of operations or cash flows.

We face risks relating to doing business internationally that could adversely affect our business.

Our business operates and serves customers worldwide. There are certain risks inherent in doing business internationally, including:

•	economic volatility and the current global economic recession;

•	currency exchange rate fluctuations (especially with respect to the Brazilian real) and currency exchange controls;

•	import or export restrictions and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a number of foreign operations as a result of distance as well as language and cultural differences;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	potentially adverse tax developments;

•	longer payment cycles;

•	political or social unrest;

•	risks related to government regulation and uncertain protection and enforcement of our intellectual property rights;

•	the presence of corruption in certain countries; and

•	higher than anticipated costs of entry.

One or more of these factors could adversely affect our business and financial condition.

One of our primary growth strategies includes expansion into new geographic regions, including emerging markets. We could be at a competitive disadvantage in the long term if we are not able to capitalize on international opportunities in these growth economies. International expansion involves significant investment, as well as risks associated with doing business abroad as described above. Furthermore, investments in some regions can take a long period to generate a positive return, and in some cases there may not be a developed or an efficient legal system to protect foreign investment or intellectual property rights. In addition, if we expand into new international regions, we may have limited experience in operating and marketing our products and services in such regions and could be at a disadvantage compared to competitors with more experience in such regions.

We may be subject to claims and resulting litigation for damages for defective products, which could adversely affect our business, financial condition, results of operations or cash flows.

We warrant our products to be free of certain defects. We have had claims alleging defects in our products and are occasionally subject to litigation relating to such claims. We cannot assure you that we will not experience material product liability losses or that we will not incur significant costs to defend such claims. We have been named as a defendant in lawsuits claiming that our ABF II anti-microbial coated sprinkler pipe allegedly caused environmental stress cracking in chlorinated polyvinyl chloride pipe. We have established a reserve of $9 million as of September 28, 2012, which estimates our exposure to liabilities arising from current claims. The majority of the claims are joint claims with Tyco, which are covered by the indemnification agreement between us and Tyco with limited exposure up to $13 million. We cannot assure you that our product liability insurance coverage will cover all defective product claims or will be adequate for liability that may exist today or be incurred in the future. Any claims relating to defective products that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial condition, and results of operations or cash flows.

We may need to raise additional capital, and we cannot be sure that additional financing will be available.

To satisfy existing obligations and support the development of our business, we depend on our ability to generate cash flow from operations and to borrow funds and issue securities in the capital markets. We may require additional financing for liquidity, capital requirements or growth initiatives. We may not be able to obtain financing on terms and at interest rates that are favorable to us or at all. Any inability by us to obtain financing in the future could have a negative impact on our results of operations and financial condition.

Our operations expose us to the risk of material environmental, health and safety liabilities and obligations.

We are subject to numerous federal, state, local and non-U.S. environmental protection and health and safety laws governing, among other things:

•	the generation, use, storage, treatment, transportation, disposal and management of hazardous substances and wastes;

•	emissions or discharges of pollutants or other substances into the environment;

•	investigation and remediation of, and damages resulting from, releases of hazardous substances; and

•	the health and safety of our employees.

We have incurred, and expect to continue to incur, additional capital expenditures in addition to ordinary course costs to comply with applicable environmental laws, such as those governing air emissions and wastewater discharges. Our failure to comply with applicable environmental laws and permit requirements could result in civil or criminal fines or penalties, enforcement actions, and regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures such as the installation of pollution control equipment, which could have a material adverse effect on our financial condition, results of operations or cash flows.

We are currently, and may in the future be, required to investigate, remediate or otherwise address contamination at our current or former facilities. Many of our current and former facilities have a history of industrial usage for which additional investigation, remediation or other obligations could arise in the future and that could materially adversely affect our business, financial condition, results of operations or cash flows. In addition, we are currently and, could in the future be, responsible for costs to address contamination identified at any real property we used as a disposal site.

We could be subject to third-party claims for property damage, personal injury, nuisance or otherwise as a result of violations of, or liabilities under, environmental, health or safety laws or in connection with releases of hazardous or other materials at any current or former facility. We could also be subject to environmental indemnification claims in connection with assets and businesses that we have divested.

We cannot assure you that any costs relating to future capital and operating expenditures to maintain compliance with environmental laws, as well as costs to address contamination or environmental claims, will not exceed any current estimates or adversely affect our financial condition and results of operations. In addition, any unanticipated liabilities or obligations arising, for example, out of discovery of previously unknown conditions or changes in law, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business operates in a competitive landscape, and increased competition could harm our business, financial condition, results of operations or cash flows.

The principal markets that we serve are highly competitive. Competition is based primarily on price, inventory availability, product quality and our ability to meet customer-requested delivery dates. Our competition in the markets in which we participate comes from companies of various sizes, some of which may have greater financial and other resources than we do and some of which may have more established brand names in the markets we serve. Increased competition could force us to lower our prices or to offer additional services or enhanced products at a higher cost to us, which could reduce our gross profit, net income, and cash flow and cause us to lose market share.

Our business, financial condition and results of operations could be adversely affected by the level of similar product imports into North America.

A substantial portion of our revenue is generated through our operations in North America. High levels of imports of products similar to those manufactured by us may reduce the volume of products sold by domestic producers and depress the selling prices of our products and those of our competitors.

We believe import levels are affected by, among other things, overall worldwide product demand, the trade practices of foreign governments, government subsidies to foreign producers and governmentally imposed trade restrictions in the U.S. Increased imports of products similar to those manufactured by us in North America could adversely affect our business, financial condition, results of operations or cash flows.

We rely on a few customers for a significant portion of our net sales, and the loss of those customers would adversely affect us.

Certain of our customers, in particular marketing groups representing consortia of independent electrical distributors, are material to our business and results of operations because they account for a significant portion of our net sales. In fiscal year 2012, our ten largest customers (including buyers and distributors in marketing groups) accounted for approximately 24% of our net sales. In the period from December 23, 2010 to September 30, 2011, and the period from September 25, 2010 to December 22, 2010, our ten largest customers accounted for approximately 23% and 21% of our net sales, respectively. In fiscal year 2010, our ten largest customers accounted for approximately 20% of our net sales. Our percentage of sales to our major customers, and ultimately end-users, may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert pricing and other influences on us.

A significant asset included in our working capital is accounts receivable from customers. If customers responsible for a significant amount of accounts receivable become insolvent or otherwise unable to pay for products and services, or become unwilling or unable to make payments in a timely manner, our operating results and financial condition could be adversely affected. A significant deterioration in the economy could have an adverse effect on the servicing of these accounts receivable, which could result in longer payment cycles, increased collection costs and defaults in excess of management’s expectations. Deterioration in the credit quality of several major customers at the same time could have a material adverse effect on our operating results and financial condition.

In general, we do not have long-term contracts with our customers. As a result, although our customers periodically provide indications of their product needs and purchases, they generally purchase our products on an order-by-order basis, and the relationship, as well as particular orders, can be terminated at any time. The loss or bankruptcy of, or significant decrease in business from, any of our major customers could have a material adverse effect on our business, results of operations and cash flow.

Work stoppages, employee strikes and other production disruptions may adversely affect our operations and impair our financial performance.

As of September 28, 2012, approximately 50% of our U.S. employees were represented for collective bargaining purposes by labor unions. A work stoppage or other interruption of production could occur at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain. A work stoppage or interruption of production at our facilities, due to labor disputes, shortages of supplies or any other reason could substantially adversely affect our financial condition and results of operations.

We have significant financial obligations relating to pension plans that we maintain in the U.S. and abroad.

We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees and non-U.S. employees. As of September 28, 2012, we estimated that our pension plans were underfunded by approximately $40 million. In the event the stock market deteriorates, the funds in which we have invested do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to the pension plan and recognize increased expense within our financial statements. Our pension obligation is calculated annually and is based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.

Unplanned outages at our facilities and other unforeseen disruptions may reduce our results of operations.

Our business depends on the operation of our manufacturing and distribution facilities, particularly our Harvey, Illinois facility. It is possible that we could experience prolonged periods of reduced production or distribution capacity due to interruptions in the operations of our facilities or those of our key suppliers. It is also possible that operations may be disrupted due to other unforeseen circumstances such as power outages, explosions, fires, floods, accidents and severe weather conditions. Availability of raw materials and delivery of products to customers could be affected by logistical disruptions. To the extent that lost production or distribution capacity could not be compensated for at unaffected facilities and depending on the length of the outage, our sales and production costs could be adversely affected.

We may not be able to adequately protect our intellectual property rights in foreign countries, and we may become involved in intellectual property disputes.

Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 70 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.

Litigation may be necessary to enforce our intellectual property rights or to defend against claims by third parties that our products infringe their intellectual property rights. Any litigation or claims brought by or against us could result in substantial costs and diversion of our resources. A successful intellectual property infringement suit against us could prevent us from manufacturing or selling certain products in a particular area, which could have an adverse effect on our business, financial condition, results of operations or cash flows.

If we are unable to hire, engage and retain key personnel, our business could be adversely affected.

We are dependent, in part, on our continued ability to hire, engage and retain key employees at our operations around the world. Additionally, we rely upon experienced managerial, marketing and support personnel to effectively manage our business and to successfully promote our wide range of products. If we do not succeed in engaging and retaining key employees and other personnel, we may be unable to meet our objectives and, as a result, our business and our financial condition, results of operations and cash flows could be adversely affected.

Interruptions in the proper functioning of our information technology (“IT”) systems could disrupt operations and cause unanticipated increases in costs or decreases in revenues, or both.

Because we use our information systems to, among other things, manage our manufacturing operations, manage inventories and accounts receivable, make purchasing decisions and monitor our results of operations, the proper functioning of our IT systems is critical to the successful operation of our business. Although our IT systems are protected through physical and software safeguards and remote processing capabilities exist, IT systems are still vulnerable to natural disasters, power losses, unauthorized access, telecommunication failures and other problems. If critical IT systems fail or are otherwise unavailable, our ability to process orders, track credit risk, identify business opportunities, maintain proper levels of inventories, collect accounts receivable, pay expenses and otherwise manage our business would be adversely affected.

Cyber security risks and cyber incidents could adversely affect our business and disrupt operations.

Cyber incidents can result from deliberate attacks or unintentional events. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes for misappropriating assets or sensitive information, corrupting data, or causing operational disruption. The result of these incidents could include, but are not limited to, disrupted operations, misstated financial data, liability for stolen assets or information, increased cyber security protection costs, litigation and reputational damage adversely affecting customer or investor confidence.

Future acquisitions could require us to issue additional debt or equity.

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through additional financing from banks, through public offerings or private placements of debt or equity securities or through other arrangements. Such acquisition financing might decrease our ratio of earnings to fixed charges and adversely affect other leverage criteria and our credit rating. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required.

Future acquisitions may not be successful.

We will continue to analyze and evaluate the acquisition of strategic businesses or product lines with the potential to strengthen our industry position or enhance our existing product offering. We cannot assure you that we will identify or successfully complete transactions with suitable acquisition candidates in the future, nor can we assure you that completed acquisitions will be successful. If an acquired business fails to operate as anticipated or cannot be successfully integrated with our existing business, our financial condition, results of operations and cash flows could be materially and adversely affected.

Risk Factors Relating to Our Capital Structure

Our substantial indebtedness could adversely affect our financial condition

We have a significant amount of indebtedness. As of September 28, 2012, our total long-term debt was $410 million, representing senior-secured notes (the “Notes”). In addition, as of September 28, 2012, we had approximately $7 million of short-term debt at a foreign facility and approximately $17 million of undrawn outstanding letters of credit. On December 22, 2010, Atkore International obtained an asset-based credit facility of up to $250 million (the “Credit Facility”), subject to borrowing base availability, which would be secured by certain of our and our affiliates’ assets on a first-priority basis if borrowed. As of September 28, 2012 and September 30, 2011, $0 million and $46 million were drawn, respectively.

Subject to the limitations contained in the Credit Facility and the Indenture governing the Notes (the “Indenture”), we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. If we do so, the risks related to our high level of indebtedness could intensify. Specifically, these could include:

•	making it more difficult for us to satisfy our debt obligations;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as borrowings under the Credit Facility will be at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

In addition, the Indenture and the Credit Facility contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all our debt.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative measures may not allow us to meet our scheduled debt service obligations. The Credit Facility and the Indenture will restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.

Our inability to generate sufficient cash flows to satisfy our debt obligations or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations.

If we cannot make scheduled payments on our debt, we will be in default and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Credit Facility could terminate their commitments to loan money and could declare all outstanding principal and interest to be due and payable, our secured lenders (including under the Credit Facility) could foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation.

Atkore International is a holding company with no material operations and no material assets other than its investments in its subsidiaries. The ability of Atkore International to fulfill its financial obligations is entirely dependent on the earnings and the distribution of funds from its subsidiaries.

Atkore International is a holding company with no material operations and no material assets other than its investments in its subsidiaries, and conducts all of its operations through its subsidiaries. The ability of Atkore International to fulfill its financial obligations is entirely dependent on the earnings and the distribution of funds from its subsidiaries. However, none of Atkore International’s subsidiaries are obligated to distribute funds to Atkore International for its use in meeting these obligations. The ability of Atkore International’s subsidiaries to make distributions will be subject to restrictions under the laws of their jurisdictions of incorporation. We cannot assure you that the agreements governing the current and future indebtedness of the subsidiaries of Atkore International will permit them to provide Atkore International with sufficient dividends, distributions or loans to meet its financial obligations.

The terms of the Credit Facility and the Indenture restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The Indenture and the Credit Facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•	incur additional indebtedness;

•	pay dividends or make other distributions or repurchase or redeem capital stock;

•	prepay, redeem or repurchase certain subordinated indebtedness;

•	make loans and investments;

•	sell assets;

•	incur liens;

•	enter into transactions with affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	consolidate, merge or sell all or substantially all of our assets.

In addition, if our borrowing availability under the Credit Facility is below specified levels, we will be required to comply with a fixed charge coverage ratio in the Credit Facility. Our ability to comply with that financial ratio can be affected by events beyond our control.

A breach of the covenants under the Indenture or under the Credit Facility could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt which has a cross-acceleration or cross-default provision to the related debt. In addition, an event of default under the Credit Facility would permit the lenders under the Credit Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the Credit Facility, those lenders could proceed against the collateral securing that indebtedness, especially the collateral in which we granted to them a first-priority security interest to secure that indebtedness. In the event our lenders or note holders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.

As a result of restrictions contained in the Indenture and the Credit Facility, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our strategy.

The interests of CD&R and Tyco, our controlling stockholders, may differ from the interests of other holders of our equity and the holders of our debt.

CD&R and a wholly-owned subsidiary of Tyco own substantially all of the outstanding capital stock (on an as-converted basis) of Atkore Group, of which the Company is a wholly-owned subsidiary. Pursuant to a Stockholders Agreement between Atkore Group, CD&R and Tyco (the “Stockholders Agreement”), CD&R is entitled to designate four of Atkore Group’s eight directors, Tyco is entitled to designate three directors, and the CEO of Atkore Group is the eighth director. Prior to a qualified initial public offering of Atkore Group, each of CD&R and Tyco will continue to be entitled to designate directors of Atkore Group in proportion to the respective percentage interests in Atkore Group held by CD&R and Tyco; in addition, CD&R will be entitled to designate one more director than Tyco so long as CD&R owns a majority of the outstanding capital stock of Atkore Group. As a result, both CD&R and Tyco are able to strongly influence or effectively control our decisions.

Under the Certificate of Designations and the Stockholders Agreement, CD&R and Tyco each must approve specified transactions and actions by Atkore Group and its subsidiaries, including us, so long as CD&R or Tyco owns, as the case may be, a specified percentage of Atkore Group’s capital stock. As a result, either CD&R or Tyco is able to prevent our entry into such transactions or our taking such actions, even if such transaction or action is otherwise beneficial to the other holders of our equity or the holders of our debt. The interests of CD&R or Tyco may differ from those of the other holders of our equity or the holders of our debt in material respects. For example, either CD&R or Tyco may have an interest in Atkore Group or its subsidiaries, including the Company, pursuing acquisitions, divestitures, financings or other transactions that, in its judgment, could enhance its investment in Atkore Group, even though such transactions might involve risks to the other holders of our equity or the holders of our debt.

In addition, affiliates of CD&R are in the business of making investments in companies, and may from time to time in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers of our customers. Moreover, affiliates of Tyco continue to engage in businesses that directly and indirectly compete with certain portions of our business and that supply certain of our customers, subject to limited restrictions on competition set forth in the investment agreement between CD&R, Tyco, and Atkore Group that outlined the terms of the Transactions (the “Investment Agreement”). Also, either CD&R or Tyco may determine that the disposition of some or all of its interests in Atkore Group would be beneficial to it at a time when such disposition could be detrimental to the other holders of our equity or the holders of our debt.

Further, if we encounter financial difficulties, or we are unable to pay our debts as they become due, the interests of CD&R and Tyco might conflict with those of the other holders of our equity or the holders of our debt. In such a situation, for example, the other holders of our equity or the holders of our debt might want us to raise additional equity from CD&R, Tyco or other investors to reduce our leverage by paying our debts, while CD&R and Tyco might not want to increase their investment in us or have their ownership diluted and instead prefer we take other actions, such as selling our assets. Moreover, CD&R’s and Tyco’s ownership interests may discourage offers to acquire control of Atkore.

Risk Factors Relating to Our Limited History as a Standalone Company

We have a limited history as a stand-alone company, may be unable to continue to make the changes necessary to operate effectively, and rely upon Tyco for the accuracy of certain historical information.

Historically, we were operated as the TEMP business of Tyco. On December 22, 2010, Tyco completed the sale of a majority interest in TEMP to an affiliate of CD&R and, as a result of the Transactions, we became an independent, stand-alone company. Prior to the Transactions, Tyco provided us with IT, treasury, tax, human resources, real estate, insurance, legal, risk management and other corporate services. As a result of the Transactions, apart from a limited number of services that were provided to us on a transitional basis under a transition services agreement, Tyco no longer has an obligation to provide financial, operational or organizational assistance to us or any of our subsidiaries. The actual cost to replace those services may exceed our estimates, which could materially and adversely impact our results. In addition, we rely upon Tyco for the accuracy and/or completeness of certain historical services and information provided to us when we were part of that company. There can be no assurance that the absence of Tyco’s general administrative and professional assistance or our reliance upon the accuracy or completeness of historical information or services previously provided by them will not have an adverse impact on our business, financial condition and results of operations.

In addition, we face unique challenges as a stand-alone company with a limited history. These challenges include:

•	preserving our customer, distribution, supplier and other important relationships;

•	retaining our key officers and personnel; and

•	building our corporate infrastructure as a standalone company, including systems, insurance, accounting, legal, finance, tax and human resources.

As a result, we may not succeed or cost-effectively operate as a stand-alone company. The failure to do so could have an adverse effect on our business, financial condition and results of operations. The process of managing these challenges could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our senior management may be required to devote considerable amounts of time to this process, which could decrease the time they will have to manage their respective businesses, service existing customers, attract new customers and develop new products or strategies. If our senior management is not able to manage this process effectively, or if any significant business activities are interrupted as a result of this process, our business could suffer.

As a stand-alone company, we do not enjoy all of the benefits of scale that Tyco was able to achieve when operating our business in combination with Tyco’s other businesses.

Prior to the Transactions, we benefited from the scope and scale of the business of Tyco in certain areas, including, among other things, purchasing, risk management, employee benefits, regulatory compliance, insurance, administrative services and human resources. Our loss of these benefits as a consequence of the Transactions could have an adverse effect on our business, results of operations and financial condition. For example, it is possible that some costs will be greater for us than they were for Tyco due to the loss of volume discounts and the position of being a large customer to service providers and vendors. As a result, we may experience increased volatility in terms of cash flow, operating results, working capital and financing requirements.

Our historical financial information may not be representative of our future financial condition, future results of operations or future cash flows nor do they reflect what our financial condition, results of operations or cash flows would have been as a stand-alone company during the periods presented.

Our historical combined financial information for the periods prior to the Transactions may not be representative of our future financial condition, future results of operations or future cash flows nor does it reflect what our financial condition, results of operations or cash flows have been since the Transactions or would have been as a stand-alone company during the periods presented. This is primarily because:

•

our historical combined financial information has been derived from the financial statements and accounting records of Tyco and reflects assumptions and allocations made by Tyco. Those assumptions and allocations may be different from the comparable expenses we have incurred since the Transactions or would have incurred as a stand-alone company for the period prior to the Transactions;

•

certain general corporate expenses for the periods prior to the Transactions have historically been allocated to us by Tyco that, while reasonable, may not be indicative of the actual expenses that have been incurred since the Transactions or that would have been incurred had we been operating as a stand-alone company for the periods prior to the Transactions;

•

our working capital requirements historically have been satisfied as part of Tyco’s corporate-wide cash management policies. Since becoming a stand-alone company, we no longer rely on Tyco for cash and working capital. In connection with the Transactions, we incurred a large amount of indebtedness and have assumed significant debt service costs. As a result, our cost of debt and capitalization is significantly different from that reflected in our historical combined financial information for the periods prior to the Transactions; and

•

as a result of the Transactions, we have experienced increases in our costs, including the cost to establish an appropriate accounting and reporting system, debt service obligations, providing healthcare and other benefits to employees and other costs of being a stand-alone company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following table sets forth certain information concerning our principal properties and the segment supported by each such property:

Description/Location	Primary Use	Approximate Square Footage	Leased or Owned

Shared Space
(used by both Global Pipe, Tube & Conduit and Global Cable & Cable Management)

Harvey, Illinois	Manufacturing	1,009,341	Owned
Philadelphia, Pennsylvania	Manufacturing	510,000	Owned
Phoenix, Arizona	Manufacturing	287,064	Owned
Thomasville, Georgia	Manufacturing	191,250	Owned
Houston, Texas	Manufacturing	93,000	Owned
Harvey, Illinois	Distribution/Light Assembly	24,130	Owned
Tukwila, Washington	Distribution/Light Assembly	41,225	Leased

Global Pipe, Tube, and Conduit
Kokomo, Indiana	Manufacturing	227,000	Owned
Caxias do Sul, Brazil	Manufacturing	209,745	Owned
DePere, Wisconsin	Manufacturing	128,000	Owned
Hebron, Ohio	Manufacturing	90,000	Leased
South Holland, Illinois	Manufacturing	125,096	Leased
Mississauga, Ontario	Distribution/Light Assembly	53,419	Leased
Holliston, Massachusetts	Distribution/Light Assembly	44,580	Leased
Sao Paulo, Brazil	Distribution/Light Assembly	96,530	Leased

Global Cable & Cable Management
New Bedford, Massachusetts	Manufacturing	194,197	Owned
New Bedford, Massachusetts	Manufacturing	202,000	Owned
Wayne, Michigan	Manufacturing	220,000	Owned
Reux, France	Manufacturing	186,413	Owned
West Bromwich, England	Manufacturing	132,856	Leased
Largo, Florida	Manufacturing	94,000	Leased
Byesville, Ohio	Manufacturing	55,400	Owned
Smeaton Grange, Australia	Manufacturing	39,654	Leased
Hamilton, New Zealand	Manufacturing	20,250	Leased
Changshu, China	Manufacturing	193,750	Leased
Ajax, Ontario	Distribution/Light Assembly	30,000	Owned
Fullerton, CA	Distribution/Light Assembly	127,447	Leased
Union City, CA	Distribution/Light Assembly	6,281	Leased
Guildford, Australia	Distribution/Light Assembly	2,486	Leased
Berrinba, Australia	Distribution/Light Assembly	8,611	Leased
Wingfield, Australia	Distribution/Light Assembly	6,458	Leased
Sunshine, Australia	Distribution/Light Assembly	14,079	Leased
Kewdale, Australia	Distribution/Light Assembly	9,473	Leased
Malaga, Australia	Distribution/Light Assembly	16,326	Leased
Auckland, New Zealand	Distribution/Light Assembly	9,054	Leased
Christchurch, New Zealand	Distribution/Light Assembly	9,352	Leased
Lower Hutt, New Zealand	Distribution/Light Assembly	5,014	Leased

In addition to the properties above, we own and lease 26 additional facilities for use as smaller-scale distribution centers, sales offices and other operations in 15 U.S. states (Arkansas, Illinois, Indiana, Pennsylvania, California, Colorado, Florida, Georgia, Kansas, Massachusetts, Minnesota, New Jersey, Tennessee, Texas and Wisconsin) and in the countries of Brazil and the United Kingdom.

In total, the Company devoted approximately 1.6 million square feet to manufacturing and approximately 3.5 million square feet to distribution service, warehousing and office space as of September 28, 2012. Of the total square footage, approximately 43% is devoted to the Global Pipe, Tube & Conduit segment and 57% to the Global Cable and Cable Management segment. Approximately 76% of the total square footage is owned by the Company with the remaining 24% being leased.

We believe that our facilities are well maintained and are sufficient to meet our current and projected needs. We also have an ongoing process to continually review and update our real estate portfolio to meet changing business needs.

Item 3. Legal Proceedings.

The information concerning the Company’s legal proceedings included in Note 14 of the consolidated financial statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.

Item 4. Mine Safety Disclosure.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

There is no established public trading market for the Company’s common stock. Atkore Group is the sole shareholder of the Company as of December 1, 2012.

Item 6. Selected Financial Data.

The following table sets forth certain selected historical consolidated financial data of our company as well as certain summary historical combined financial data of the Predecessor Company that reflect a combination of the assets and liabilities used in managing and operating our business prior to the Transactions. The selected historical financial data presented below should be read in conjunction with our financial statements and the related notes included in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The following table presents the selected financial information of the Company for the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, the period from September 25, 2010 to December 22, 2010, and the fiscal years ended September 24, 2010, September 25, 2009, and September 26, 2008.

($ in millions)	Successor Company		Predecessor Company
	September 28, 2012	For the Period from December 23, 2010 through September 30, 2011	Period from September 25, 2010 through December 22, 2010	September 24, 2010	September 25, 2009(a)	September 26, 2008
Statement of Operations Data:
Net sales	$1,687	$1,258	$340	$1,400	$1,433	$2,318
Operating income (loss)	36	23	11	69	(963)	311
(Loss) income before income taxes	(12)	(14)	—	21	(1,004)	289
(Loss) income from continuing operations	(2)	(16)	(1)	2	(969)	172
Net (loss) income	(8)	(17)	(3)	1	(969)	172
Operating margin(b)	2.1%	1.8%	3.2%	4.9%	(67.2%)	13.4%
Balance Sheet Data:
Total assets	$1,329	$1,399	N/A	$1,224	$1,241	$2,768
Total debt, including current portion and including due to Tyco Intl Ltd. and its affiliates	$417	$458	N/A	$701	$713	$711
Other:
Net cash provided by (used for) operating activities	$58	$68	$(67)	$30	$213	$297
Net cash (used for) provided by investing activities	(13)	(50)	345	54	262	(298)
Net cash (used for) provided by financing activities	(41)	19	(297)	(82)	(452)	(8)
Capital expenditures	22	38	12	45	45	31

Depreciation and amortization	50	35	6	34	31	36

(a)	The operating loss, loss before income taxes and net loss for fiscal year 2009 includes a goodwill impairment charge of $940 million.
(b)	Operating Margin: Operating income (loss) divided by net sales

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read together with the financial statements and the accompanying notes contained in this Annual Report on Form 10-K.

The following discussion may contain forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to these differences include those factors discussed below and elsewhere in this report particularly in the “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Executive Summary

Atkore International Holdings Inc. (“the Company,” “we,” “our,” “us,” or “Atkore”) is a global manufacturer of fabricated steel tubes and pipes, pre-wired armored cables, cable management systems and metal framing systems. Our products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 20 manufacturing facilities and 17 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks.

We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and OEMs, as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In fiscal year 2012, 83% of our net sales were tied to customers located in the U.S. During the period from December 23, 2010 to September 30, 2011, and the period from September 25, 2010 to December 22, 2010, 81% and 79% of our net sales were tied to customers located in the U.S., respectively. In fiscal year 2010, 78% of our net sales were tied to customers located in the U.S. We also have a significant manufacturing and sales presence in Brazil and, to a lesser extent, in the United Kingdom, France, China, Australia and New Zealand.

Our business is largely dependent on the non-residential construction industry. Approximately 68%, 65%, and 61% of our net sales in the fiscal years ended 2012, 2011, and 2010, respectively, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction—Dodge, Research & Analytics, reached a historic low of 678 million square feet in calendar year 2010, and the projection for calendar year 2012 is 703 million square feet. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business, including, but not limited to, Allied Tube & Conduit®, Unistrut®, Power Strut®, Telespar®, Cope®, AFC Cable Systems®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpecTM, Acroba®, Razor Ribbon® , Columbia MBF®, FlexHead ® and SprinkFlex®, all of which are registered in the U.S., except Acroba®, which is registered in France.

Reorganization of Segments

Effective October 1, 2011, as a result of a strategic planning exercise, the Company reorganized its segments. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with Accounting Standards Update 280, Segment Reporting (“ASC 280”), the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Pipe & Tube—consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEM and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

•

Conduit—consists of tubular raceways used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

Global Cable & Cable Management

•	Cable—consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec ID System, self-grounding metal-clad cable, specialty cables and pre-fabricated wiring systems.

•

Cable Management—consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket, as well as, metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

Business Factors Influencing our Results of Operations

Our customers include OEMs, retail distributors, wholesale distributors and general contractors, serving a variety of end markets. In fiscal year 2012, $1,406 million, or 83% of our net sales, were attributable to customers located in the U.S. As a result, our operating results have been, and will continue to be, impacted by macroeconomic trends in the U.S. In particular, our sales activity in the U.S. is heavily dependent on non-residential construction activity. Electrical conduits, armored cable, strut channel, cable tray, fire sprinkler pipe, fence framework and metal framing are building materials that are directly impacted by U.S. non-residential construction activity.

We believe that our business is influenced by three main economic indicators: gross domestic product, or “GDP” of the U.S., non-residential construction starts measured in terms of square footage and, to a lesser extent, the GDP of Brazil. The table below lists these metrics and their year-over-year trends from fiscal year 2008 through fiscal year 2012:

	For the Year Ended September 28, 2012	For the Year Ended September 30, 2011	For the Year Ended September 24, 2010	For the Year Ended September 25, 2009	For the Year Ended September 26, 2008

U.S. GDP (% growth (decline) period-over-period)	2.5%	1.6%	2.8%	(3.3%)	(0.6%)
U.S. non-residential starts, mil sq ft (a) (% decline period-over-period)	1.6%	0.0%	(22.2%)	(40.2%)	(11.0%)
Brazilian GDP (b) (% growth (decline) period-over-period)	1.6%	2.7%	7.5%	(0.3%)	5.2%

(a)	Source: McGraw-Hill Construction-Dodge, Research & Analytics
(b)	Source: Institute of Banco Central do Brasil. Note: Calendar year data.

U.S. GDP growth rate trends are generally indicative of the strength in demand for our products. Historically, we have seen that year-over-year increasing U.S. GDP growth rates can be indicative of positive trends in our results, as a stronger economy generally increases demand for our products. The opposite is also generally true; decreases in U.S. GDP growth rates can signal negative trends in our results, as a weaker economy generally reduces demand or weakens pricing for our products. Similar to the U.S., Brazil’s GDP growth rate trends are generally indicative of the strength and demand for our products in Brazil.

In the U.S., non-residential construction had been strong through 2007, but has slowed significantly since 2008. Beginning in fiscal year 2008 and throughout 2009, prolonged financial market and economic turmoil impacting the U.S. and the rest of the world has caused a significant downturn in almost all of the end markets we serve, as the U.S. non-residential construction market suffered severe declines. As a result, demand for our products suffered an unprecedented and sharp decline in fiscal year 2009. Since 2010, a modest recovery in U.S. non-residential construction markets has had a favorable impact on our pipe, tube and conduit and cable shipments, which experienced growth in consecutive years.

The cost of sales for our products is predominantly impacted by the cost of steel and, to a lesser extent, copper. Together, steel and copper raw material costs accounted for approximately 62% of our cost of sales in fiscal year 2012. We commit to purchase raw material inputs 60-90 days before we produce final products and we price our products based on a spread over the price of our commodity inputs. Our products are subject to intense price competition, with selling prices for finished products based on prevailing market prices for the primary commodity input in the product. As we account for inventory consumption using the first-in, first-out method in accordance with industry practice, and because we are required to maintain sufficient inventories to accommodate the needs of our customers, including, in many cases, short lead times and just-in-time delivery requirements, our gross margin is subject to changes in the market price of copper and steel, which at times can be rapid and dramatic.

In recent years, the quarterly fluctuation in the market price for steel has been one of the most significant factors impacting our revenue and cost of sales. For example, when steel prices begin to fall, we may still have steel that was purchased at higher prices included in our cost of sales. As steel prices fall, selling prices for our products will begin to contract to what the market will bear. The combination of higher costs of sales and selling price compression negatively impacts our earnings. Conversely, in a rising steel price environment, our earnings are generally favorably impacted as lower-priced inventory is included in our cost of sales and selling prices for our products increase at a faster pace to cover current replacement costs.

Besides steel, the quarterly fluctuation in the market price for copper has been one of the most significant factors impacting our revenue and cost of sales, mainly for our Global Cable & Cable Management segment, because our armored and metal-clad electrical cable products have copper wires encased in a protective metal jacket. For example, when copper prices begin to fall, we may still have copper that was purchased at higher prices included in our cost of sales. As copper prices fall, selling prices for our products will begin to contract to what the market will bear. The combination of higher cost of sales and selling price compression negatively impacts our earnings. Conversely, in a rising copper price environment, our earnings are generally favorably impacted as lower-priced inventory is included in our cost of sales and selling prices for our products increase at a faster pace to cover current replacement costs.

The table below shows the average market price per ton of hot-rolled and cold-rolled steel and average market price per pound of copper for the last three fiscal years on an annual and quarterly basis ($ in millions).

	Fiscal Quarter Ended
	September 28, 2012	June 29, 2012	March 30, 2012	December 30, 2011	September 30, 2011	June 24, 2011	March 25, 2011	December 24, 2010	September 24, 2010	June 25, 2010	March 26, 2010	December 25, 2009
Hot-rolled steel (a) (period average, $/ton)	$626	$660	$721	$658	$688	$813	$796	$557	$583	$682	$592	$528
Cold-rolled steel (a) (period average, $/ton)	736	767	824	768	801	916	904	665	701	792	715	638
Copper prices (b) (period average, $/pound)	3.50	3.57	3.77	3.40	4.08	4.15	4.38	3.92	3.29	3.19	3.28	3.02

	Fiscal Year Ended
	September 28, 2012	September 30, 2011	September 24, 2010
Hot-rolled steel (a) (period average, $/ton)	$666	$713	$596
Cold-rolled steel (a) (period average, $/ton)	774	821	712
Copper prices (b) (period average, $/pound)	3.56	4.13	3.19

(a)	Source: CRU (U.S. domestic, FOB Midwest spot price)
(b)	Source: London Metal Exchange (LME)

As illustrated by the table above, commodity raw material prices for steel and copper have fluctuated significantly over the past three years, and have been especially volatile on a quarterly basis. During fiscal year 2012, steel commodity prices decreased approximately $47 per ton, while average copper prices fell by $0.57 per pound, resulting in an unfavorable impact to gross margin of lower selling prices that were only partly offset by the favorable impact of lower raw material prices. During fiscal year 2011, steel commodity prices increased approximately $117 per ton, while copper prices averaged just under $1 more per pound, resulting in a favorable impact to gross margin of higher selling prices that was primarily offset by the unfavorable impact of higher raw material prices. In fiscal year 2010, copper and steel commodity prices rebounded from the unusually low prices seen in fiscal year 2009, resulting in a favorable impact on our gross margins.

We also watch the market trends of certain other commodities such as zinc (used in the galvanization process for a number of our products), electricity, natural gas and diesel fuel, as such commodities can be important to us as they can impact our cost of sales, both directly through our plant operations and indirectly through transportation and freight expense.

Our working capital needs are substantial and fluctuate based on economic activity and the market prices for our main raw materials, which are predominantly steel and copper. We are typically obligated to pay for our raw material purchases within 30 days of receipt, while we generally collect cash from the sale of manufactured products several months after receipt of raw materials. Our cash requirements for inventory typically rise during periods of increased economic activity as we generally maintain higher quantities of inventory to satisfy customer demand or if we expect the price of our raw materials to increase. Also, as raw material prices rise, our average selling prices tend also to rise, which results in an increase in total accounts receivable. During slower economic periods, we may experience decreasing raw material costs and may maintain lower quantities of raw materials. As our payment cycle tends to be significantly shorter than our collection cycle, we manage our processes to maintain efficient inventory levels and keep days of sales outstanding in line with our terms. We believe our working capital needs and working capital management policies are not unlike those of our competitors. Our working capital needs are also shaped by lead times for our main raw materials, which are predominantly steel and copper, as we generally increase raw material inventories if we expect lead times to increase. Steel lead times, for example, are influenced by annual cycles of demand and overall economic activity.

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

For purposes of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (“MD&A”) the results of operations for the period from September 25, 2010 to December 22, 2010 (the “Predecessor Period”) and the year ended September 24, 2010 are those of the Predecessor Company prior to the Transactions. Subsequent to December 22, 2010, we began operating as an unaffiliated entity. The results of operations for periods beginning on December 23, 2010, are those of our Company subsequent to the Transactions.

Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our consolidated results of operations, financial position and cash flows would have been had we operated as an independent, standalone company during the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with our Company, it is reflected in our financial statements. Certain general corporate overhead and other expenses have been allocated by Tyco to us (see Note 3 to our audited financial statements). We believe such allocations are reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent, standalone company for the periods presented, nor are they indicative of the costs that have been incurred or will be incurred in the future as an independent, standalone company.

Combined financial results for the Predecessor Company and consolidated financial results for the Successor Company

We have presented our historical financial results for the Predecessor Company and the Successor Company in the financial statements, in accordance with generally accepted accounting principles in the United States of America (“GAAP”), for the periods before and after the Transactions on December 22, 2010. Despite the separate presentation, there were no material changes to the actual operations or customer relationships of our business as a result of the Transactions. As the core operations of the Company have not changed as a result of the Transactions, when evaluating our results of operations for purposes of this MD&A discussion, our management treats the fiscal year ended September 30, 2011, as a single measurement period, rather than the two separate periods that are required to be reported under GAAP.

Consequently, to enhance the analysis of our operating results in our MD&A, we have presented the operating results of the Successor Company for the fiscal year ended September 28, 2012, of the Predecessor Company and Successor Company on a combined basis for the fiscal year ended September 30, 2011, and of the Predecessor Company for the fiscal year ended September 24, 2010. The combined presentation for the fiscal year ended September 30, 2011, represents a non-GAAP mathematical addition of the pre-Transaction results of operations of the Predecessor Period and the results of operations of the Successor Company for the period from September 25, 2010 to September 30, 2011. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the heading “Results of Operations.”

Our Predecessor Company historically relied on cash and the liquidation of inter-company investments to fund cyclical increases in working capital needs. The Successor Company funds operating needs with cash from operations, available credit from our asset-based credit facility (“Credit Facility”), and cash on hand. Consequently, we did not present information regarding our discussion of our financial position, liquidity and capital resources on a combined basis in our MD&A. We have presented information regarding our financial position, liquidity and capital resources separately for the Successor Company for the fiscal year ended September 28, 2012 and the period from December 23, 2010 to September 30, 2011, and for the Predecessor Company for the period from September 25, 2010 to December 22, 2010, and the fiscal year ended September 24, 2010.

Allocation of Purchase Price

The allocation of the purchase price to the assets acquired and liabilities assumed in connection with the Transactions based on their respective fair values resulted in changes in the values of tangible and intangible assets. The adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between the fiscal year ended September 28, 2012, and the combined results for the fiscal year ended September 30, 2011 and the results for the fiscal year ended September 24, 2010. Allocation of the purchase price to intangible assets affects the comparability of amortization expense between the fiscal year ended September 28, 2012, and combined results for the fiscal year ended September 30, 2011 and results for the fiscal year ended September 24, 2010.

New Debt Structure

In connection with the Transactions, certain payments were made to a Tyco affiliate in order to retire Predecessor Company debt instruments. This change in long-term debt and related debt issuance costs affects the comparability of interest expense between the fiscal year ended September 28, 2012, and combined results for the fiscal year ended September 30, 2011 and results for the fiscal year ended September 24, 2010.

Results of Operations

For purposes of this MD&A related to the discussion of year-to-date results, we separately show the results of operations of the Successor Company for the fiscal year ended September 28, 2012, and the period from December 23, 2010 to September 30, 2011, the results of operations of the Predecessor Company for the period from September 25, 2010 to December 22, 2010, the results of operations of the Predecessor Company and Successor Company on a combined basis for the fiscal year ended September 30, 2011, and the results of operations of the Predecessor Company for the fiscal year ended September 24, 2010.

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

	Fiscal Year 2012	Fiscal Year 2011			Fiscal Year 2010
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company	Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for the Year Ended September 30, 2011	For the Year Ended September 24, 2010
Net sales	$1,687	$1,258	$340	$1,598	$1,400
Cost of sales	1,451	1,068	290	1,358	1,160

Gross margin	236	190	50	240	240
Selling, general and administrative	200	151	39	190	171
Transaction-related costs	—	16	—	16	—

Operating income	36	23	11	34	69
Interest expense, net	48	37	11	48	48

(Loss) income before income taxes	(12)	(14)	—	(14)	21
Income tax (benefit) expense	(10)	2	1	3	19

(Loss) income from continuing operations	(2)	(16)	(1)	(17)	2
Loss from discontinued operations and disposal, net of income tax benefit	(6)	(1)	(2)	(3)	(1)

Net (loss) income	$(8)	$(17)	$(3)	$(20)	$1

Other Data:
Operating Margin	2.1%	1.8%	3.2%	2.1%	4.9%
Depreciation and amortization	$50	$35	$6	$41	$34

Fiscal Year Ended September 28, 2012 vs. September 30, 2011

Net Sales

Net sales increased $89 million for the fiscal year ended September 28, 2012, to $1,687 million from $1,598 million for the combined fiscal year ended September 30, 2011. The increase was due mainly to higher volume and higher aggregate sales of $70 million and $22 million, respectively, and $14 million from acquired businesses. This increase was partially offset by lower pricing of $18 million. In addition, $23 million of freight revenue was reclassified from cost of goods sold and was offset by $22 million of unfavorable foreign currency translation, primarily the Brazilian real.

Cost of Sales

Cost of sales increased by $93 million to $1,451 million for the fiscal year ended September 28, 2012, compared to $1,358 million for the combined fiscal year ended September 30, 2011. The increase in cost of sales was due primarily to increases in volume. In addition, there was an unfavorable impact from higher raw material prices for steel of $23 million, partly offset by lower raw material prices for copper of $16 million. Depreciation expense increased $5 million as a result of application of purchase accounting related to the Transactions completed in the prior year.

Gross Margin

Gross margin decreased by $4 million to $236 million for the fiscal year ended September 28, 2012, compared to $240 million for the combined fiscal year ended September 30, 2011. The decrease in gross margin was due to lower average selling prices and higher raw material steel costs partially offset by higher volume and lower raw material copper costs.

Selling, General and Administrative

Selling, general and administrative expenses increased $10 million to $200 million for the fiscal year ended September 28, 2012, compared to $190 million for the combined fiscal year ended September 30, 2011. The increase was due mainly to a $6 million impairment of an Enterprise Resource Planning system (the “ERP system”) and a $5 million loss on a sale of business assets, partially offset by a $2 million reduction in our restructuring reserve as a result of an early buyout of a leased facility.

Transaction-Related Cost

The $16 million of transactions cost incurred during the period from December 23, 2010 to September 30, 2011, is a result of the Transactions that were completed on December 22, 2010.

Operating Income

Operating income increased by $2 million to $36 million for the fiscal year ended September 28, 2012 compared to $34 million for the combined fiscal year ended September 30, 2011. The increase was due to the absence of $16 million of transaction-related costs, offset by higher selling, general and administrative expense of $10 million and lower gross margin of $4 million.

Interest Expense, net

Interest expense, net was $48 million for the fiscal year ended September 28, 2012 and the combined fiscal year ended September 30, 2011. Interest expense in the fiscal year ended September 28, 2012, was attributable primarily to interest on the senior secured notes issued in connection with the Transactions (the “Notes”), which bear interest at 9.875% per annum. Interest expense in the combined fiscal year ended September 30, 2011, was also attributable primarily to these same Notes, and the borrowings then outstanding with Tyco in the Predecessor Period.

Income Tax Expense

For the fiscal year ended September 28, 2012, and the period from December 23, 2010 to September 30, 2011, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was 85% and (18)%, respectively. The Company’s effective tax rate for the fiscal year ended September 28, 2012 differs from the statutory rate due to additional federal net operating losses recognized from the Predecessor Period audit and the tax benefit from earnings of certain foreign subsidiaries deemed indefinitely reinvested. For the period from December 23, 2010 to September 30, 2011, the effective tax rate differs from the statutory rate primarily due to non deductible costs associated with the Transactions and additional tax expense on earning of foreign subsidiaries that were not indefinitely reinvested.

Loss from discontinued operations and disposal, net of income tax benefit

In February 2012, the Company determined that the Morrisville business was no longer strategically viable. The results of operations of this business were included in the results of operations for Allied Tube & Conduit Corporation (“Allied Tube”), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). The results of the Morrisville operations were previously included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The Company recorded a loss of $4 million, net of tax, from the sale of Morrisville. For the fiscal year ended September 28, 2012, the Morrisville business had a $2 million loss, net of tax, from operations. For the period from December 23, 2010 to September 30, 2011 and the Predecessor Period, the Morrisville business had a $1 million loss, net of tax and a $2 million loss, net of tax, respectively.

Fiscal Year Ended September 30, 2011 vs. September 24, 2010

Net sales

Net sales increased $198 million for the combined fiscal year ended September 30, 2011, to $1,598 million from $1,400 million for the fiscal year ended September 24, 2010. The increase was due primarily to higher volume and higher average selling prices.

Cost of Sales

Cost of sales increased by $198 million to $1,358 million for the combined fiscal year ended September 30, 2011, compared to $1,160 million for the fiscal year ended September 24, 2010. The increase in cost of sales was due in part to an unfavorable impact from higher raw material prices for steel and copper of $70 million and $32 million, respectively. The remainder of the increase was due primarily to increases in volume.

Gross Margin

Gross margin was unchanged at $240 million for the combined fiscal year ended September 30, 2011, compared to the fiscal year ended September 24, 2010, as the increase in sales was offset by increases in cost of sales.

Selling, General and Administrative

Selling, general and administrative expenses increased $19 million to $190 million for the combined fiscal year ended September 30, 2011, compared to $171 million for the fiscal year ended September 24, 2010. The increase was due to an additional $10 million of expense related to the application of purchase accounting, due primarily to the amortization of intangible assets and $6 million of management fees paid to CD&R and Tyco. Additionally, sales commissions on higher selling prices and volume had a $3 million unfavorable impact.

Transaction-Related Cost

The $16 million of transactions cost incurred during the period from December 23, 2010 to September 30, 2011, is a result of the Transactions that were completed on December 22, 2010.

Operating Income

Operating income decreased by $35 million to $34 million for the combined fiscal year ended September 30, 2011 compared to $69 million for the fiscal year ended September 24, 2010. The decrease was due to higher selling, general and administrative expense of $19 million and transaction-related costs of $16 million.

Interest Expense, net

Interest expense, net was $48 million for the combined fiscal year ended September 30, 2011 and the fiscal year ended September 24, 2010. Interest expense in the combined fiscal year ended September 30, 2011, was attributable primarily to interest on the Notes, which bear interest at 9.875% per annum, and the borrowings then outstanding with Tyco in the Predecessor Period. Interest expense in the fiscal year ended September 24, 2010, was attributable to borrowings then outstanding with Tyco in the Predecessor Period. The change in capital structure did not have a significant impact on the cost of financing.

Income Tax Expense

For the period from December 23, 2010 to September 30, 2011, the Predecessor Period and the fiscal year ended September 24, 2010, the Company’s effective income tax rate attributable to earnings (loss) from continuing operations before income taxes was (18)%, (233)%, and 91% respectively. For the Predecessor Period and the fiscal year ended September 24, 2010, the effective tax rate varied from the statutory rate primarily due to losses in jurisdictions for which no benefit was recognized due to valuation allowances recorded against deferred tax assets. In addition, the effective tax rate for the fiscal year ended September 24, 2010, was also impacted by additional tax expense of earnings of foreign subsidiaries that were not indefinitely reinvested and other non-deductible costs. Additionally, in the period from December 23, 2010 to September 30, 2011, and the Predecessor Period, the tax rate was also impacted by non-deductible expenses relating to the transaction between Tyco and CD&R.

Loss from discontinued operations and disposal, net of income tax benefit (expense)

In February 2012, the Company determined that the Morrisville business was no longer strategically viable. The results of operations of this business were included in the results of operations for Allied Tube, a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement for the Morrisville Sale, as described above. The results of the Morrisville operations were previously included within the Global Pipe, Tube & Conduit segment. For the fiscal year ended September 24, 2010, the Morrisville business had a $1 million loss, net of tax.

Global Pipe, Tube & Conduit

	Fiscal Year 2012	Fiscal Year 2011			Fiscal Year 2010
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company	Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for the Year Ended September 30, 2011	For the Year Ended September 24, 2010
Net sales	$1,092	$843	$227	$1,070	$963
Operating income	$24	$61	$8	$69	$88
Operating margin	2.2%	7.2%	3.5%	6.5%	9.1%

Fiscal Year Ended September 28, 2012 vs. September 30, 2011

Net Sales

Net sales for the fiscal year ended September 28, 2012, increased $22 million to $1,092 million from $1,070 million for the combined fiscal year ended September 30, 2011. The increase was due in part to higher volume offset by lower average selling prices for a net impact of $16 million and net sales from acquired businesses of $14 million. In addition, $22 million of freight revenue was reclassified from cost of goods sold and was offset by $21 million of unfavorable foreign currency translation, primarily the Brazilian real.

Operating Income

Operating income for the fiscal year ended September 28, 2012, decreased $45 million to $24 million compared to $69 million for the combined fiscal year ended September 30, 2011. The decrease in operating income was due primarily to a $23 million unfavorable impact from higher average raw material steel costs in North America and an unfavorable impact of $15 million from lower average selling prices. Raw material steel costs were 6% higher during the fiscal year ended September 28, 2012, compared to the fiscal year ended September 30, 2011. Operating income was also unfavorably impacted by a $5 million loss on a sale of business assets.

Fiscal Year Ended September 30, 2011 vs. September 24, 2010

Net Sales

For the combined fiscal year ended September 30, 2011, net sales increased $107 million from $963 million for the fiscal year ended September 24, 2010, to $1,070 million, due primarily to a higher average selling prices and volume of $76 million and $34 million, respectively.

Operating Income

For the combined fiscal year ended September 30, 2011, operating income decreased $19 million to $69 million compared to $88 million for the fiscal year ended September 24, 2010. The decrease in operating income was due to lower gross margin of $9 million attributable mainly to higher average steel raw material, freight and warehousing costs in North America. Raw material steel costs were 21% higher during the fiscal year ended September 30, 2011, compared to the combined results for the fiscal year ended September 24, 2010. Amortization expense increased by $6 million and selling, general and administrative costs, which include commissions paid on sales, increased by $4 million for the combined fiscal year ended September 30, 2011, compared to the fiscal year ended September 24, 2010.

Global Cable & Cable Management

	Fiscal Year 2012	Fiscal Year 2011			Fiscal Year 2010
	Consolidated Successor Company		Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company	Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for the Year Ended September 30, 2011	For the Year Ended September 24, 2010
Net sales	$634	$434	$119	$553	$463
Operating income	$63	$27	$9	$36	$27
Operating margin	9.9%	6.2%	7.6%	6.4%	5.8%

Fiscal Year Ended September 28, 2012 vs. September 30, 2011

Net Sales

Net sales increased $81 million to $634 million for the fiscal year ended September 28, 2012, compared to $553 million for the combined fiscal year ended September 30, 2011. A general improvement in non-residential construction resulted in higher sales volume and selling prices. In addition, $1 million of freight revenue was reclassified from cost of goods sold and was offset by $1 million of unfavorable foreign currency translation.

Operating Income

Operating income for the fiscal year ended September 28, 2012 increased $27 million to $63 million compared to $36 million for the combined fiscal year ended September 30, 2011. The increase in operating income was due primarily to the favorable net impact of higher sales volume of $13 million and a $16 million favorable impact from lower raw material copper costs, offset by an unfavorable impact of $3 million from lower average selling prices for these products. Raw material copper costs were 9% lower during the fiscal year ended September 28, 2012, compared to the fiscal year ended September 30, 2011.

Fiscal Year Ended September 30, 2011 vs. September 24, 2010

Net Sales

For the combined fiscal year ended September 30, 2011, net sales increased $90 million to $553 million compared to $463 million in the fiscal year ended September 24, 2010. The increase was due to higher sales volume and higher average selling prices.

Operating Income

For the combined fiscal year ended September 30, 2011, operating income increased $9 million from $27 million for the combined results for the fiscal year ended September 24, 2010, to $36 million. The increase in operating income was due primarily to the favorable impact from higher average selling prices and volume, partly offset by an unfavorable impact of $32 million from higher average raw material copper costs. Raw material copper costs were 27% higher during the combined fiscal year ended September 30, 2011, compared to the fiscal year ended September 24, 2010. Selling, general and administrative expense increased by $4 million due to incremental amortization expense for the combined fiscal year ended September 30, 2011, compared to the fiscal year ended September 24, 2010.

Corporate and Other

Corporate and Other as included in the footnotes to our financial statements represents corporate administrative expenses.

Operating loss for Corporate and Other decreased $20 million to $51 million for the fiscal year ended September 28, 2012, compared to $71 million for the combined fiscal year ended September 30, 2011. The decrease was due mainly to the absence of $16 million of expense in the prior year associated with the Transactions that were completed on December 22, 2010, a $2 million reduction in our restructuring reserve as a result of an early buyout of a leased facility and lower severance and professional service charges.

Operating loss increased $25 million to $71 million for the combined fiscal year ended September 30, 2011, compared to $46 million for the fiscal year ended September 24, 2010. The increase was due mainly to $16 million of expense associated with the Transactions that were completed on December 22, 2010, and $5 million of management fees paid to CD&R and Tyco.

Financial Condition, Liquidity, and Capital Resources

General

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions and commodity prices. The Predecessor Company historically relied on the cash of and the liquidation of inter-company investments with its Parent Company to fund cyclical increases in working capital needs. We, the Successor Company, fund operating needs with cash from operations, available credit under our Credit Facility, and cash on hand. We have presented information regarding our financial position, liquidity and capital resources separately for the Successor Company for the fiscal year ended September 28, 2012, and the period from December 23, 2010 to September 30, 2011, and for the Predecessor Company for the period from September 25, 2010 to December 22, 2010, and the fiscal year ended September 24, 2010.

Cash required to fund inventory and accounts receivable generally rises during periods of increased economic activity or increasing raw material prices. During economic slowdowns, or periods of decreasing raw material costs, cash requirements generally decrease as a result of the reduction of inventories and accounts receivable.

Our liquidity needs have generally consisted of working capital necessary to finance receivables resulting from the timing difference between receipts from customers and payments to suppliers, and the substantial investment in raw material and finished products inventory required to satisfy prompt delivery requirements of our customers.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations. We expect our funds from operations and cash on hand will be sufficient to meet our capital expenditure requirements, and we will utilize our Credit Facility or other lines of credit if additional funds are required to fund investments in our operations.

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

The following table is a summary of our cash flows for each period shown ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Net cash provided by (used for) operating activities	$58	$68	$(67)	$30
Capital expenditures	(22)	(38)	(12)	(45)
Change in due to Tyco International Ltd. and its affiliates	—	—	357	136
Acquisitions of businesses, net of cash acquired	(40)	—	—	—
Purchase price adjustments	—	(12)	—	—
Net cash provided by (used for) provided by discontinued investing activities	40	(1)	—	(40)
Proceeds from long-term debt due to Tyco International Ltd. and its affiliates	—	—	—	12
Repayments of long-term debt due to Tyco International Ltd. and its affiliates	—	(400)	(300)	(22)
Proceeds from issuance of senior secured notes	—	410	—	—
Borrowings under Credit Facility	495	471	—	—
Repayments under Credit Facility	(541)	(425)	—	—
Payment of debt issuance costs	—	(38)	—	—
Repayments of other long-term debt	(1)	—	—	—
Proceeds from short-term debt	7	1	4	—
Repayments of short-term debt	(1)	(3)	—	—
Change in parent company investment	—	3	(1)	(72)
Other, net	9	(2)	—	3

Increase (decrease) in cash and cash equivalents	$4	$34	$(19)	$2

Operating activities

During the fiscal year ended September 28, 2012, operating activities generated $58 million of cash, compared to $1 million of cash generated by operating activities during the combined fiscal year ended September 30, 2011. The improvement in cash from operating activities during the fiscal year ended September 28, 2012, was the result of efforts to reduce working capital levels by improving alignment of vendor payments to contractual terms as well as establishing consistency in terms across the Company’s locations served by the same vendor and improved operating earnings.

During the combined fiscal year ended September 30, 2011, operating activities generated $1 million compared to $30 million of cash generated from operations for the fiscal year ended September 24, 2010. Lower operating earnings and an increase in working capital investment were the main drivers of the lower operating cash flow in the combined fiscal year ended September 30, 2011.

Investing activities

During the fiscal year ended September 28, 2012, we used $13 million for investing activities, compared to having $295 million provided by investing activities in the combined fiscal year ended September 30, 2011. Capital expenditures were $22 million for the fiscal year ended September 28, 2012, compared to $50 million from the combined fiscal year ended September 30, 2011. Capital expenditures in the fiscal year ended September 28, 2012 were primarily for the replacement of equipment and the enhancement of equipment in support of the implementation of process improvements in our manufacturing operations, and in the combined fiscal year ended September 30, 2011 included outlays for the construction of our manufacturing facility in China, consolidation of manufacturing operations in Brazil and facilities supporting our Global Cable and Cable Management segment, and investment in systems. In addition, we used $40 million in the fiscal year ended September 28, 2012 to fund the acquisitions of the outstanding equity interests of various entities under common ownership of FlexHead Industries, Inc., SprinkFLEX, LLC and related entities and substantially all of the assets of Razorwire International, L.L.C. Discontinued investing activities, representing the sale of our Morrisville facility, provided $40 million of cash during the fiscal year ended September 28, 2012.

During the Predecessor Period, the Predecessor Company received $357 million from Tyco.

During the combined fiscal year ended September 30, 2011, $296 million was provided by continuing investing activities, compared to $94 million provided by continuing investing activities during the fiscal year ended September 24, 2010. Capital expenditures were $50 million for the combined fiscal year ended September 30, 2011 compared to $45 million from the fiscal year ended September 24, 2010. Capital expenditures in fiscal year 2010 included investment for the expansion of our Harvey, Illinois facility associated with the consolidation of our regional distribution centers in the U.S. and the expansion of the main manufacturing facility in Brazil.

Investment activities are largely discretionary and future investment activities could be reduced significantly or eliminated as economic conditions warrant. The Company anticipates that capital expenditures for fiscal year 2013 will be approximately $39 million. We continually assess acquisition opportunities as they arise, and such opportunities may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms, or at all, when required.

Financing Activities

The Company used $41 million for financing activities during the fiscal year ended September 28, 2012, compared to $278 million during the combined fiscal period ended September 30, 2011. During the fiscal year ended September 28, 2012, the Company utilized the cash provided by operating activities to reduce borrowings under its Credit Facility by $46 million. Financing activities during the period from December 23, 2010 to September 30, 2011 and the Predecessor Period were related primarily to the Transactions. During the period from December 23, 2010 through September 30, 2011 the Successor Company implemented its new capital structure. See “Post-Transactions Liquidity—Successor Company” below. We used proceeds from the issuance of the Notes and drawings from the Credit Facility to repay $400 million owed to Tyco and transaction costs of $48 million, of which we capitalized $33 million as deferred financing fees. Financing activities during the Predecessor Period were primarily related to transactions under Tyco cash management sweep arrangements in which the Predecessor Company used an investment by Tyco to repay $300 million of long-term intercompany debt.

The Company used $278 million for financing activities during the combined fiscal year ended September 30, 2011, compared to a use of $82 million during the fiscal year ended September 24, 2010. Financing activities during the fiscal year ended September 24, 2010 were related primarily to transactions under Tyco cash management sweep arrangements which were used to fund capital expenditures and an increase in working capital.

Post-Transactions Liquidity—Successor Company

In connection with the Transactions we entered into the Credit Facility which provides for up to $250 million of senior secured first-priority borrowings, subject to a borrowing base. The Credit Facility is available to fund working capital and for general corporate purposes. For the period from December 23, 2010 through September 30, 2011, we utilized borrowings of $46 million under the Credit Facility to fund the Transactions and capital expenditures. During the fiscal year ended September 28, 2012, the Company utilized the cash provided by operating activities to reduce borrowings under its Credit Facility by $46 million. The Company’s availability under the Credit Facility was $233 million and $200 million as of September 28, 2012 and September 30, 2011, respectively.

Based on our current development plans, we anticipate that our cash flow from operations, cash on hand, and availability under the Credit Facility will be adequate to meet our normal operating needs, capital expenditures and working capital requirements for our existing businesses over the next twelve months. If we require additional financing to meet our cyclical increases in working capital or operating needs, we may need to access the financial markets.

The indenture governing our Notes and the Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. See Note 8 to the condensed financial statements for further information.

Contractual Obligations and Commercial Commitments

The following table presents a summary of the Company’s contractual obligations and payments due by period as of September 28, 2012 ($ in millions):

	Estimated Payments Due by Fiscal Year
	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Contractual obligations:
Short-term debt	$7	$—	$—	$—	$7
Senior Secured Notes	—	—	—	410	$410
Interest expense	42	126	84	—	252
Purchase commitments	108	12	—	—	120
Operating lease obligations	10	14	7	2	33

Total (a)	$167	$152	$91	$412	$822

(a)	As of September 28, 2012, we had $1 million of income tax liability, gross unrecognized tax benefits of $10 million and gross interest and penalties of $6 million. Of these amounts, $4 million are classified as a current liability for payments expected to be made within one year and $13 million are classified as a non-current liability in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligations table.

The Credit Facility provides for a five year senior secured revolving credit facility of up to $250 million, subject to a borrowing base estimated to be greater than $250 million as of September 28, 2012. As of September 28, 2012, we had no monies drawn on the Credit Facility. We have the ability to continually refinance amounts drawn on the Credit Facility through its maturity on December 22, 2015, subject to borrowing base limitations.

The estimated minimum required pension contribution to our pension plan in fiscal year 2013 is $6 million.

In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial condition, results of operations or cash flows.

Legal Matters

The information set forth in Note 14 of the consolidated financial statements is included herein by reference.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. Note 15 of the consolidated financial statements includes any off-balance sheet financing arrangements outstanding as of September 28, 2012.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company considers the following policies to be the most critical in understanding the judgments that are involved in the preparation of the Company’s consolidated financial statements and the uncertainties that could impact the Company’s financial condition, results of operations and cash flows.

Revenue Recognition

Our revenues are generated principally from the sale of our products and are recognized at the time title and risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured.

When significant sales contracts qualify for percentage of completion accounting, the revenue is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

Provisions for certain rebates, sales incentives, trade promotions, product returns and discounts to customers are accounted for as reductions in revenue in the same period the related sales are recorded. Rebates are estimated based on sales terms, historical experience and trend analysis.

Allowance for Doubtful Accounts

The allowance for doubtful accounts receivable reflects the best estimate of losses inherent in the Company’s accounts receivable portfolio determined on the basis of historical experience, specific allowances for known troubled accounts and other available evidence.

Inventories

Inventories are stated at the lower of cost (primarily first-in, first-out or “FIFO”) or market value. Costs include direct material, direct labor and other applicable direct costs. The prices for the raw materials we use, principally steel and copper, have been volatile in the recent past. Since we value most of our inventory utilizing the FIFO inventory costing methodology, a rise in raw material costs could have a positive effect on our operating results in the short term, while, conversely, a fall in material costs results could have a negative effect to operating results in the short term. In a period of rising prices, cost of sales expense recognized is generally lower than the current value of our inventory on-hand.

We evaluate our inventories on a quarterly basis to identify inventory values that exceed estimated net realizable value. The excess, if any, is recognized as an expense in the period the net realizable value exceeds the carrying value of the associated inventory.

Income Taxes

In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense. We have certain deferred tax assets that are reviewed for recoverability and valued accordingly considering available positive and negative evidence, including our past results. These assets are evaluated by using estimates of future taxable income streams and the impact of tax planning strategies in the applicable tax paying jurisdiction. Reserves are also estimated using a “more likely than not” criterion for ongoing audits of federal, state and international income tax returns with respect to issues that are currently unresolved. We routinely monitor the potential impact of these situations and believe that we have taken adequate reserves. Valuations related to tax accruals and assets can be impacted by changes in accounting regulations, changes in tax codes and rulings, changes in statutory tax rates, and our future taxable income levels. Our provisions for uncertain tax positions provide a recognition threshold based on an estimate of whether it is more likely than not that a position will be sustained upon examination. We measure our uncertain tax position as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. We record interest and penalties related to unrecognized tax benefits as a component of provision for income taxes.

We currently have recorded valuation allowances that we intend to maintain until it is more-likely-than-not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is dependent primarily on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income, including but not limited to any future restructuring activities, may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We recognize potential liabilities and record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

Pension and Postretirement Benefits

Our pension expense and obligations are developed from actuarial valuations. Two critical assumptions in determining pension expense and obligations are the discount rate and expected long-term return on plan assets. We evaluate these assumptions at least annually. Other assumptions reflect demographic factors such as retirement, mortality and turnover and are evaluated periodically and updated to reflect our actual experience. Actual results may differ from actuarial assumptions. The following table summarizes the impact that a change in these assumptions would have on our operating income ($ in millions):

	Assumption Change:
	50 Basis Point Increase	50 Basis Point Decrease
Discount Rate	$(1)	$1
Return on Assets	—	—

Long-Lived Asset and Goodwill Impairments

We review long-lived assets, including property, plant and equipment and intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. We perform undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment of assets held for use, we group assets and liabilities at the lowest level for which cash flows are separately identified. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

We review goodwill assets for impairment annually and more frequently if triggering events occur. As a result of the Transactions, we recorded goodwill of $136 million in fiscal year 2011 related to both of our reportable segments. Goodwill by operating segment at December 23, 2010, and September 30, 2011, has been restated to reflect the changes for discontinued operations of $6 million, as described in Note 17 and the reorganization of two reportable segments, as described in Note 1. As of September 28, 2012, the goodwill balance is $132 million due to goodwill from recently acquired businesses of $10 million offset by adjustments related to a correction associated with one of its Predecessor Period tax returns of $7 million and a reclassification of $1 million to assets held for sale associated with a manufacturing facility. Accordingly, in subsequent periods, we expect to compare the fair value of our reporting units to their carrying amount, fair value being determined utilizing a discounted cash flow analysis based on the forecast cash flows discounted using an estimated weighted average cost of capital of market participants. A market approach, utilizing observable market data of comparable companies in similar lines of business that are publicly traded, is used to corroborate the discounted cash flow analysis performed at each reporting unit. If the fair value of our reporting units decline, we may be required to record impairments of the goodwill established at the date of the Transactions.

The Company had no goodwill impairments in the fiscal year ended September 28, 2012, and the period from December 23, 2010 to September 30, 2011. As of September 28, 2012, the fair values of the reporting units exceed their respective carrying amount by 10% or more, except at the Pipe, Tube & Conduit North America reporting unit. The fair value of the Pipe, Tube & Conduit North America reporting unit exceeds its carrying value by 4%. The reporting unit’s goodwill balance at September 28, 2012 was $87 million. Adverse changes to the Company’s business environment, changes to the Company’s future cash flows and changes to the discount rate and terminal growth rate could cause the Company to record impairment charges in future periods which could be material.

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

Decrease in fair value	10 basis point increase in discount rate	10 basis point decrease in terminal growth rate
Pipe, Tube and Conduit North America	$6	$3

The valuation of the Pipe, Tube & Conduit North America reporting unit concluded the fair value exceeded its carrying value by $24 million. The decrease in fair value for the sensitivity analysis would not have indicated that the Company failed step one of the goodwill impairment analysis of the Pipe, Tube & Conduit North America reporting unit. The Company will continue to monitor the recoverability of its goodwill.

Inventory Reserve

We perform ongoing evaluations to ensure that reserves for excess and obsolete inventory are properly identified and recorded. The reserve balance includes both specific and general reserves. Specific reserves at 100% are established for identifiable obsolete products and materials. General reserves for materials and finished goods are established based upon formulas which reference, among other things, the level of current inventory relative to recent usage, estimated scrap value, and the level of estimated future usage. Historically, this reserve policy has given a close approximation of our experience with excess and obsolete inventory. We do not foresee a need to revise our reserve policy in the future. However, from time to time unusual buying patterns or shifts in demand may cause large movements in the reserve balance.

Workers’ Compensation and Product Liability Reserves

Due to the nature of the products manufactured, we are subject to product liability claims in the ordinary course of business. We are partially self-funded for workers’ compensation and product liability claims with various retention and excess coverage thresholds. After the claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by our claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management’s estimate. We utilize a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at September 28, 2012 appropriately reflects our risk exposure. For the fiscal year ended September 28, 2012 and September 30, 2011, the Company had a reserve of $9 million and $8 million, respectively, for product liability, and a reserve of $2 million for workers’ compensation.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”), which requires all share-based payments to employees, including grants of employee stock options and restricted stock, to be recognized in the financial statements based on their respective grant date fair values. We use the Black-Scholes option pricing model to estimate the fair value of the stock option awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including comparable public company’s stock prices, expected volatility, expected term, risk-free interest rate, and expected dividend yield. For expected volatility, we base the assumption on the historical volatility of common stock prices of a select peer group of publicly traded companies. The expected term of the awards is based on historical data regarding employees’ option exercise behaviors at the predecessor company. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on select comparable company’s history of dividend payouts. In addition to the requirement for fair value estimates, ASC Topic 718 also requires the recording of an expense that is net of an anticipated forfeiture rate. Therefore, only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on the historical option cancellation experience adjusted for unusual events.

We evaluate the Black-Scholes assumptions that we use to value our awards on a quarterly basis. With respect to the forfeiture rate, we revise the rate if actual forfeitures differ from our estimates. If factors change and we employ different assumptions, stock-based compensation expenses related to future stock-based payments may differ significantly from estimates recorded in prior periods.

Financial Market Risk Management

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

In connection with the Transactions, we entered into the Credit Facility, which bears interest at a floating rate, generally LIBOR plus 2.25% to 2.75%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which had a zero balance at September 28, 2012. A 10% change in interest rates would not impact our interest expense based on the amounts outstanding at September 28, 2012.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal year 2013 for the Company). Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not early adopted this provision and continues to evaluate its impact going forward.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU No. 2011-12”). This update was issued to effectively defer only those changes in Accounting Standards Update No. 2011-05 (“ASU No. 2011-05”) that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard is effective retrospectively for fiscal years and interim periods within these years beginning after December 15, 2011 (fiscal year 2013 for the Company), with early adoption permitted. The Company continues to evaluate which method it will utilize to present items of net income and other comprehensive income.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 201-08). The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company). Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the financial and disclosure impact of this guidance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

The information contained under the caption Financial Market Risk Management included in Item 7 of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Atkore International Holdings Inc.

Harvey, Illinois

We have audited the accompanying consolidated balance sheets of Atkore International Holdings Inc. and subsidiaries (the “Company”) as of September 28, 2012 and September 30, 2011, and the related consolidated statements of operations, shareholder’s equity, and cash flows for the year ending September 28, 2012, and for the period from December 23, 2010 to September 30, 2011 (Successor Company), and the related combined statements of operations, parent company equity, and cash flows for the period from September 25, 2010 to December 22, 2010, and for the year ended September 24, 2010 (Predecessor Company). Our audits also included the financial statement schedule shown as Schedule II. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Atkore International Holdings Inc. and subsidiaries as of September 28, 2012 and September 30, 2011, and the results of their operations and their cash flows for the year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011 (Successor Company), the period from September 25, 2010 to December 22, 2010 and the year ended September 24, 2010 (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the accompanying Predecessor Company financial statements have been prepared from the separate records maintained by the Company and Tyco International Ltd. (“Tyco”) and may not necessarily be indicative of the conditions that would have existed or the results of the operations that would have occurred if the Company had been operated as an unaffiliated company. Portions of certain expenses represent allocations of costs from Tyco

/s/ Deloitte & Touche LLP

Chicago, Illinois

December 13, 2012

ATKORE INTERNATIONAL HOLDINGS INC.

CONSOLIDATED BALANCE SHEET

($ in millions)

($ in millions, except per share data)	September 28, 2012	September 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$52	$48
Accounts receivable, less allowance for doubtful accounts of $3 and $2, respectively	235	221
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	9	4
Inventories, net (see Note 4)	237	258
Assets held for sale	11	6
Prepaid expenses and other current assets	35	34
Deferred income taxes	22	16

Total current assets	601	587

Property, plant and equipment, net (see Note 5)	283	308
Intangible assets, net (see Note 6)	266	264
Goodwill (see Note 6)	132	130
Deferred income taxes	3	2
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	13	14
Other assets	31	36

Total assets of continuing operations	1,329	1,341
Total assets of discontinued operations	—	58

Total Assets	$1,329	$1,399

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 8)	$7	$47
Accounts payable	130	123
Income tax payable	4	4
Accrued and other current liabilities (see Note 7)	79	79

Total current liabilities	220	253

Long-term debt (see Note 8)	410	411
Deferred income taxes (see Note 9)	83	101
Income tax payable	13	13
Pension liabilities (see Note 10)	40	35
Other long-term liabilities	11	13

Total liabilities of continuing operations	777	826
Total liabilities of discontinued operations	—	3

Total Liabilities	777	829

Shareholder’s Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	605	604
Accumulated deficit	(25)	(17)
Accumulated other comprehensive loss	(28)	(17)

Total Shareholder’s Equity	552	570

Total Liabilities and Shareholder’s Equity	$1,329	$1,399

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

STATEMENTS OF OPERATIONS

($ in millions)

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Net sales	$1,687	$1,258	$340	$1,400

Costs and expenses
Cost of sales	1,451	1,068	290	1,160
Selling, general and administrative	200	151	39	171
Transaction-related costs	—	16	—	—

Operating income	36	23	11	69
Interest expense, net	48	37	11	48

(Loss) income before income taxes	(12)	(14)	—	21
Income tax (benefit) expense	(10)	2	1	19

(Loss) income from continuing operations	(2)	(16)	(1)	2
Loss from discontinued operations and disposal, net of income tax benefit of $0, $1, $1, $0, respectively	(6)	(1)	(2)	(1)

Net (loss) income	$(8)	$(17)	$(3)	$1

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

STATEMENTS OF CASH FLOWS

($ in millions)

	Consolidated Successor Company		Combined Predecessor Company
($ in millions)	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Operating activities
Net (loss) income	$(8)	$(17)	$(3)		$1
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Loss from discontinued operations and disposal, net of income tax benefit	6	1	2		1
Depreciation and amortization	50	35	6		34
Amortization of debt issuance costs	6	5	—		—
Deferred income taxes	(15)	(2)	(6)		10
Provision for losses on accounts receivable and inventory	6	5	3		2
Impairment of assets and loss from sale of a business asset	12	—	—		—
Other items	2	2	2		(2)
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21)	(8)	(16)		5
Receivables due from Tyco International Ltd. and its affiliates	(4)	—	—		—
Inventories	20	18	(16)		(78)
Prepaid expenses and other current assets	(4)	(6)	(2)		3
Accounts payable	5	9	(34)		55
Income taxes payable	(1)	(5)	2		5
Accrued and other liabilities	—	24	(8)		10
Other	(6)	4	—		—

Net cash provided by (used for) continuing operating activities	48	65	(70)		46
Net cash provided by (used for) discontinued operating activities	10	3	3		(16)

Net cash provided by (used for) operating activities	58	68	(67)		30

Investing activities:
Capital expenditures	(22)	(38)	(12)		(45)
Change in due to Tyco International Ltd. and its affiliates	—	—	357		136
Purchase price adjustments	—	(12)	—		—
Acquisitions of businesses, net of cash acquired	(40)	—	—		—
Other	9	1	—		3

Net cash (used for) provided by continuing investing activities	(53)	(49)	345		94
Net cash provided by (used for) discontinued investing activities	40	(1)	—		(40)

Net cash (used for) provided by investing activities	(13)	(50)	345		54

Financing activities:
Proceeds from long-term debt due to Tyco International Ltd. and its affiliates	—	—	—		12
Repayments of long-term debt due to Tyco International Ltd. and its affiliates	—	(400)	(300)		(22)
Proceeds from issuance of senior secured notes	—	410	—		—
Borrowings under Credit Facility	495	471	—		—
Repayments under Credit Facility	(541)	(425)	—		—
Payment of debt issuance costs	—	(38)	—		—
Repayments of other long-term debt	(1)	—	—		—
Proceeds from short-term debt	7	1	4		—
Repayments of short-term debt	(1)	(3)	—		—
Change in parent company investment	—	3	(1)		(72)

Net cash (used for) provided by continuing financing activities	(41)	19	(297)		(82)
Net cash provided by discontinued financing activities	—	—	—		—

Net cash (used for) provided by financing activities	(41)	19	(297)		(82)
Effects of foreign exchange rate changes on cash and cash equivalents	—	(3)	—		—

Increase (decrease) in cash and cash equivalents	4	34	(19)		2
Cash and cash equivalents at beginning of period	48	14	33		31

Cash and cash equivalents at end of period	$52	$48	$14		$33

Supplementary Cash Flow information
Interest paid	$44	$23	$11	$	N/A
Income taxes paid, net of refunds	5	9	1		4
Capital expenditures, not yet paid	1	3	—		1

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

CONSOLIDATED SUCCESSOR COMPANY STATEMENT OF SHAREHOLDER’S EQUITY

For the period from December 23, 2010 to September 28, 2012

($ in millions)

	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Comprehensive loss:
Net loss	$—	$—	$(17)	$—	$(17)
Foreign currency translation				(6)	(6)
Change in unrecognized loss related to pension benefit plans, net of $7 million tax benefit				(11)	(11)

Comprehensive loss					(34)
Capital Investment of Atkore Group		603			603
Share based compensation		1			1

Balance at September 30, 2011	$—	$604	$(17)	$(17)	$570

Comprehensive loss:
Net loss	$—	$—	$(8)	$—	$(8)
Foreign currency translation				(5)	(5)
Change in unrecognized loss related to pension benefit plans, net of $4 million tax benefit				(6)	(6)

Comprehensive loss					(19)
Share based compensation		1			1

Balance at September 28, 2012	$—	$605	$(25)	$(28)	$552

COMBINED PREDECESSOR COMPANY STATEMENT OF PARENT COMPANY EQUITY

For the Period from September 26, 2009 to December 22, 2010

($ in millions)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Parent Company Equity
Balance at September 26, 2009	$274	$18	$292
Comprehensive loss:
Net income	1	—	1
Foreign currency translation	—	4	4
Change in unrecognized gains related to pension benefit plans, net of $1 million tax benefit	—	(1)	(1)

Comprehensive loss			4
Net transfers to Parent Company	$(63)	$—	$(63)

Balance at September 24, 2010	$212	$21	$233

Balance at September 24, 2010	$212	$21	$233
Comprehensive loss:
Net loss	(3)	—	(3)
Foreign currency translation	—	1	1
Change in unrecognized gains related to pension benefit plans, net of $1 million tax expense	—	1	1

Comprehensive loss			(1)
Net transfers to Parent Company	1	—	1

Balance at December 22, 2010	$210	$23	$233

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

Basis of Presentation—The accompanying audited financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

The consolidated financial statements for the Successor Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control the entities through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to any of the consolidated financial statements presented. All intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.

The combined financial statements for the predecessor period from September 25, 2010 through December 22, 2010 (the “Predecessor Period”) and the fiscal year ended September 24, 2010, include the assets and liabilities used in operating the Predecessor Company’s business, including entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control the entities through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to the combined financial statements presented. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the combined financial statements from the effective date of acquisition or up to the date of disposal.

Additionally, the combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as an unaffiliated company during the Predecessor Period and the fiscal year ended September 24, 2010. To the extent that an asset, liability, revenue or expense is directly associated with the Company, it is reflected in the accompanying combined financial statements. Certain general corporate overhead and other expenses have been allocated by Tyco to the Company in the Predecessor Period and the fiscal year ended September 24, 2010. Such allocations are reasonable; however, they may not be indicative of the actual expenses that would have been incurred had the Company been operating as an unaffiliated company for the Predecessor Period and the fiscal year ended September 24, 2010, nor are they indicative of the costs that will be incurred as an unaffiliated company.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 17, the reorganization of our reportable segments, as described below, and the presentation of assets held for sale in the condensed consolidated balance sheet. Information regarding the assets held for sale is included in Note 17.

In addition, the Company has corrected the presentation of the borrowings and repayments of its asset-based (the “Credit Facility”) in the accompanying Statement of Cash Flows for the period from December 23, 2010 to September 30, 2011. Related amounts had previously been presented on a net basis rather than a gross basis in accordance with ASC 230, Statement of Cash Flows (formerly Statement of Financial Accounting Standard (“SFAS”) 95, Statement of Cash Flows). The correction had no effect on net cash used in financing activities.

Description of Business—The Company is engaged in the design, manufacture and distribution of electrical conduit, cable products, steel tube and pipe products. Effective October 1, 2011, as a result of a strategic planning exercise, the Company reorganized its segments. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with Accounting Standards Codification 280, Segment Reporting (“ASC 280”), the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Pipe & Tube—consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEM and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

•

Conduit—consists of tubular steel used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

Global Cable & Cable Management

•

Cable—consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpecTM ID System, self-grounding metal-clad cable, specialty cables and pre-fabricated wiring systems.

•

Cable Management—consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket, as well as, metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

Corporate and Other contains those items that are not included in the Company’s two segments (see Note 13).

Fiscal Year—The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. It is our practice to establish quarterly closings using a 4-5-4 calendar. Fiscal year 2012 was a 52-week fiscal year and ended on September 28, 2012. Fiscal year 2011 was a 53-week fiscal year and ended on September 30, 2011. Fiscal year 2010 was a 52-week fiscal year and ended on September 24, 2010. The next fiscal year is a 52-week fiscal year and will end on September 27, 2013.

Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements and report the associated amounts of revenues and expenses. Significant estimates and assumptions are used for, but not limited to, allowances for doubtful accounts, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates of total costs for contracts under the percentage-of-completion method, loss contingencies, purchase price allocation, net realizable value of inventories, legal liabilities, income taxes and tax valuation allowances and pension and postretirement employee benefit liabilities. Actual results could differ materially from these estimates.

Revenue Recognition—The Company’s revenues are generated principally from the sale of its products. Revenue from the sale of products is recognized at the time title, risks and rewards of ownership pass. This is generally when the products reach the free-on-board shipping point, the sales price is fixed and determinable and collection is reasonably assured. The freight charges for shipments are included in the Company’s revenues.

When significant sales contracts qualify for percentage of completion accounting, the revenue is recognized using the percentage-of-completion method, measured by the percentage of costs incurred to date compared to estimated total costs for each contract. Provisions for estimated losses on contracts in progress are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and income and are recognized in the period in which the revisions are determined.

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

During the fourth quarter of fiscal year 2012, the Company reclassified freight revenue from cost of goods sold of $23 million. This error did not have a material impact on the financial statements or debt covenants. The Company has determined that this reclassification does not require restatement of previously issued financial statements.

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

Translation of Foreign Currency—For the Company’s non-U.S. subsidiaries that report in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at the monthly average exchange rates in effect during the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, the Predecessor Period, and the fiscal year ended September 24, 2010. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within shareholder’s equity for the fiscal year ended September 28, 2012, and the period from December 23, 2010 to September 30, 2011, and parent company equity for the Predecessor Period and the fiscal year ended September 24, 2010.

Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.

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

Property, Plant and Equipment—Property, plant, and equipment, net, is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	2 to 40 years
Building improvements	2 to 22 years
Machinery and production equipment	2 to 19 years
Support and testing machinery and equipment	2 to 15 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life

Long-Lived Asset Impairments—The Company reviews long-lived assets, including property, plant and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. The Company performs undiscounted operating cash flow analyses to determine if impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, the Company groups assets and liabilities at the lowest level for which cash flows are separately identified. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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

Fair value measurements—Authoritative guidance for fair value measurements establishes a three-level hierarchy that ranks the quality and reliability of information used in developing fair value estimates. The hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data. In cases where two or more levels of inputs are used to determine fair value, a financial instrument’s level is determined based on the lowest level input that is considered significant to the fair value measurement in its entirety. The three levels of the fair value hierarchy are summarized as follows:

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

Income Taxes and Uncertain Tax Positions—Income taxes are computed on a stand-alone basis in accordance with authoritative guidance for the accounting of income taxes. In these financial statements, income taxes have been reflected on a basis where such tax returns have or could have been filed based upon entities and their related jurisdictions as included in these financial statements. Income tax payables and receivables presented herein reflect only the existing legal and contractual obligations of the Company’s entities that are expected to be settled in cash. The Company maintains an indemnity receivable for certain tax obligations that are indemnified by Tyco and that are expected to be settled directly with the taxing authorities.

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

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across global operations. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether it is more likely than not that the position will be sustained upon examination. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. If the estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the tax liabilities relate to tax uncertainties existing at the date of the Transactions, the adjustment of such tax liabilities will be covered by the investment agreement with Tyco entered into in connection with the Transactions (the “Investment Agreement”) (see Note 9).

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

•

Expected volatility. The Company used volatility of comparable publicly traded companies. From this volatility the Company derived the market value and the volatility of the Company’s underlying assets implied by the equity’s market value and volatility.

•

Expected term. The expected term represents the weighted-average period the stock options are expected to remain outstanding. The expected term is determined based on the Predecessor Company’s historical exercise behavior, post-vesting termination patterns, options outstanding and future expected exercise behavior.

•	Expected dividends. There were no stock dividends issued during the period from December 23, 2010 to September 30, 2011, and the fiscal year ended September 28, 2012.

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

Concentration of Credit Risk—The Company extends credit to various customers in the retail and construction industries. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. Although the Company generally does not require collateral, the Company performs ongoing credit evaluations of customers and maintains reserves for potential credit losses. Invoices are aged based on contractual terms with the Company’s customers. The provision for doubtful accounts is recorded as a charge to operating expense when a potential loss is identified. Losses are written off against the allowance when the receivable is determined to be uncollectible.

Insurable Liabilities—The Company maintains policies with various insurance companies for its workers’ compensation, product, property, general, auto, and executive liability risks. The insurance policies the Company maintains have various retention levels and excess coverage limits. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by the Company’s claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management’s estimate. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. The Company has established a total accrual for product liability of $13 million, on a gross basis, at September 28, 2012, which appropriately reflects the Company’s exposure to liabilities arising from current claims.

Recently Adopted Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (ASU 2011-04). The new guidance clarifies the concepts applicable to fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in fair value measurement. The guidance became effective for the Company in the second quarter of fiscal year 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements—In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Accounting Standards Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill.

Under the guidance in ASU 2012-02, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period.

The amendments in ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012 (fiscal year 2013 for the Company). Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company has not early adopted this provision and continues to evaluate its impact going forward.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). This update was issued to effectively defer only those changes in Accounting Standards Update No. 2011-05 (“ASU 2011-05”) that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements. All other requirements in ASU 2011-05 are not affected by ASU 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. This standard is effective retrospectively for fiscal years and interim periods within these years beginning after December 15, 2011 (fiscal year 2013 for the Company), with early adoption permitted. The Company continues to evaluate which method it will utilize to present items of net income and other comprehensive income.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment (ASU 201-08). The amendments in ASU 2011-08 will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 (fiscal year 2013 for the Company). Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is evaluating the financial and disclosure impact of this guidance.

2. Acquisitions

Fiscal Year 2012 Transactions

On February 15, 2012, the Company purchased all of the outstanding equity interests of various entities under common ownership. These entities are FlexHead Industries, Inc.; SprinkFLEX, LLC; PBJ, LLC; DXL, LLC; and PNM, Inc. (collectively referred to herein as “FlexHead”). The aggregate purchase price was approximately $38 million, paid in cash at the closing, subject to various adjustments relating to working capital, cash on-hand and indebtedness of the acquired companies. The purchase price was funded from borrowings under the Company’s Credit Facility. FlexHead manufactures and sells flexible sprinkler hose fittings. FlexHead has generated $14 million in sales and $3 million in net income since the acquisition date. The results of FlexHead are included within the Global Pipe, Tube & Conduit segment.

There were acquisition related expenses for FlexHead of less than $1 million for the year ended September 28, 2012. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “selling, general, and administrative” on the statements of operations.

This acquisition is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.

The following table summarizes the fair values assigned to the net assets acquired and liabilities assumed as of the February 15, 2012 acquisition date ($ in millions):

Fair value of consideration transferred:
Fair value of equity	$38

38

Fair value of assets acquired and liabilities assumed:
Cash and cash equivalents	1
Accounts receivable	2
Inventories	6
Intangible assets	20
Other assets—current and long-term	2
Indebtedness—current and long-term	(1)
Accounts payable	(1)
Other liabilities—current and long-term	(1)

Net assets acquired	28

Excess purchase price attributed to goodwill acquired	$10

The acquisition resulted in the recognition of $10 million of goodwill, which is deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the net of the fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations.

Under the terms of the purchase agreement, the seller has agreed to indemnify and hold harmless the Company, as well as FlexHead’s respective affiliates, from and against any taxes of FlexHead with respect to any tax period ending on or before the closing, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the acquisition. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from the seller of approximately $1 million on the consolidated balance sheet.

The following table summarizes the fair value of amortizable and indefinite-lived intangible assets as of the acquisition date ($ in millions):

	FlexHead Industries, Inc.
	Fair Value	Weighted Average Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$11	10
Patents	5	9
Non-compete & other	3	5

Total amortizable intangible assets	$19
Indefinite-lived intangibles:
Trade names	$1	Indefinite

Total intangible assets	$20

Pro Forma Impact of Acquisition

The following table presents unaudited pro forma results of operations for the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, and the period from September 25, 2010 to December 22, 2010 as if the acquisition had occurred as of the first day of the fiscal 2011 period ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010

Net sales	$1,694	$1,272	$343
Net loss	(8)	(14)	(4)

The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the FlexHead acquisition had been completed on September 25, 2010, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011 and the period from September 25, 2010 to December 22, 2010 were pro forma adjustments to reflect the results of operations of FlexHead as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.

The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the year ended September 28, 2012:

•	Additional amortization expense of $1 million related to the fair value of identifiable intangible assets acquired;

•	Excluded costs of sales of $1 million related to the fair value adjustment to inventory acquired;

•	Excluded acquisition costs of less than $1 million; and

•	Additional net sales and operating loss attributable to FlexHead of $7 million and less than $1 million, respectively.

The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the period from December 23, 2010 to September 30, 2011:

•	Additional amortization expense of $2 million related to the fair value of identifiable intangible assets acquired;

•	An adjustment for the tax benefit of less than $1 million; and

•	Additional net sales and operating income attributable to FlexHead of $14 million and $4 million, respectively.

The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the period from September 25, 2010 to December 22, 2010:

•	Additional costs of sales sold of $1 million related to the fair value adjustment to inventory acquired;

•	Acquisition expense of less than $1 million;

•	Additional amortization expense of $1 million related to the fair value of identifiable intangible assets acquired;

•	An adjustment for the tax benefit of $1 million; and

•	Additional net sales attributable to FlexHead of $3 million.

On October 4, 2011, the Company acquired substantially all of the assets of Razor Wire International, L.L.C. (“RWI”) for a purchase price of $2 million. Upon closing, the Company paid less than $2 million in cash and reserved the rest of the payment for a temporary holdback. The purchase price was subject to certain working capital adjustments as set forth in the acquisition agreement. In the third quarter of fiscal year 2012, the temporary holdback of less than $1 million was settled. RWI manufactures razor wire ranging from 18 inches to 60 inches in diameter. The assets purchased consist primarily of accounts receivable, inventory, manufacturing equipment, customer lists and intellectual property. Liabilities assumed consist primarily of accounts payable incurred in the normal course of business prior to the acquisition date. The results of RWI are included within the Global Pipe, Tube & Conduit segment. The results of RWI are not material to the Company’s consolidated financial statements.

Fiscal Year 2011 Transactions

On December 22, 2010, Tyco sold a majority interest in Atkore Group to an affiliate of the private equity firm CD&R. The Transactions were completed at the end of business on December 22, 2010. In connection with the closing, Atkore International paid Tyco cash proceeds of $400 million for the repayment of indebtedness due to Tyco (see Note 3). In order to finance the Transactions, Atkore International issued senior secured notes (the “Notes”) in the face amount of $410 million, due on January 1, 2018, with a coupon of 9.875% and obtained the Credit Facility of up to $250 million, of which $55 million was drawn as of December 22, 2010 (see Note 8).

As a result of the Transactions, an affiliate of CD&R acquired shares of a newly created class of cumulative Preferred Stock of Atkore Group for total cash consideration of $306 million. As of the closing date of the Transactions, the Preferred Stock held by the affiliate of CD&R represented 51% of the outstanding voting interest in Atkore Group. As of the same date, the ownership of Tyco represented the remaining 49% voting interest in Atkore Group.

The Company further determined that CD&R and Tyco represent a collaborative group in accordance with Accounting Standards Codification 805-10, Business Combinations (“ASC 805-10”). As a result, in following the acquisition method of accounting, the Company applied “push down” accounting treatment as required by the authoritative guidance. The Company concluded that CD&R and Tyco constitute a collaborative group under the applicable guidance due to the existence of tag-along and drag-along rights, guaranteed board seats, stockholder consent rights and the restrictions on the transfer of equity securities.

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

Restrictions on the transfer of equity securities—For so long as CD&R or Tyco own at least 25% of the outstanding capital stock of Atkore Group, without the consent of CD&R or Tyco, (i) no stockholder may transfer any equity securities of Atkore Group (A) to any competitor of Atkore Group (other than in connection with a public offering) or (B) if such transfer would constitute a prohibited transaction and (ii) neither CD&R nor Tyco may transfer any equity securities of Atkore Group if such transfer would (A) involve less than 5% of the total outstanding capital stock of Atkore Group or (B) prior to the tenth anniversary of the closing of the Transactions (the “Milestone Date”), result in the shares held by CD&R or Tyco, as applicable, at the closing of the Transactions being held by more than four or, after the Milestone Date, more than eight, stockholders that are not affiliates of each other.

Dividends—The Preferred Stock entitles the holder to participate equally and ratably with the holders of Common Stock, on an as-converted basis, in all cash dividends paid on the shares of such Common Stock. In addition, the Preferred

Stock is entitled to dividends at a rate of 12% per annum, compounding quarterly and payable in cash or in shares of Preferred Stock, at the option of Atkore Group. Upon the occurrence of a Default (as defined in the Certificate of Designations of Atkore Group), the dividend rate will increase by 3% per annum for any prospective period during which the default is continuing. Preferred dividend payments will be eliminated for any prospective period if the earnings before interest, taxes, depreciation, and amortization (“EBITDA”), or earnings before interest, taxes, depreciation and amortization, of Atkore Group and its subsidiaries for three 12-month periods exceeds the following targets: (i) $250 million for the first and third of such 12-month periods; and (ii) $225 million for the second of such 12-month periods. Notwithstanding the foregoing, the dividend rate will be reinstated if any shares of Preferred Stock are outstanding after the Milestone Date.

This acquisition is being accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.

The following table summarizes the fair values assigned to the net assets acquired as of the December 22, 2010 acquisition date ($ in millions):

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

The acquisition resulted in the recognition of $136 million of goodwill, which is not deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the net of fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations. In connection with applying the provisions of purchase accounting, the Company increased inventory value by $11 million, which negatively impacted cost of sales over the period from December 23, 2010 to September 30, 2011.

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

Goodwill at September 30, 2011, has been restated to reflect the changes for discontinued operations of $6 million, as described in Note 17, and the reorganization of two reportable segments, as described in Note 1.

During the fiscal year ended September 28, 2012, the Company made a correction associated with filing one of its Predecessor Period tax returns, reducing both deferred tax liability and goodwill by $7 million. In addition, the Company reclassified $1 million of goodwill to assets held for sale associated with a manufacturing facility that was classified as held for sale in the third quarter.

The Company recorded $16 million of transaction-related costs incurred in connection with the Transactions in the consolidated statement of operations for the period from December 23, 2010 to September 30, 2011. Additionally, in connection with the funding of the senior secured Notes and Credit Facility (see Note 8) upon closing of the sale, the Company capitalized $38 million in debt issuance costs.

Pro Forma Impact of the Transactions

The following table presents unaudited pro forma consolidated results of operations for the fiscal year ended September 28, 2012 and September 30, 2011 as if the Transactions had occurred as of the first day of the fiscal year 2011 period ($ in millions):

	September 28, 2012	September 30, 2011
Net sales	$1,687	$1,650
Net loss	$(8)	$(24)

The unaudited pro forma consolidated results of operations were prepared using the acquisition method of accounting and are based on the historical financial information of the Company. In addition, the unaudited pro forma information does not reflect any incremental costs to operate as a stand-alone company.

The unaudited pro forma information is not necessarily indicative of what the Company’s consolidated results of operations actually would have been had the Transactions been completed on the first day of the fiscal year 2011 period. In addition, the unaudited pro forma information does not purport to project the future results of operations of the Company. The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments:

•	Additional amortization expense of $3 million related to the fair value of identifiable intangible assets acquired;

•	Additional depreciation expense of $2 million related to the fair value adjustment to property, plant and equipment acquired;

•	An incremental increase of interest expense of $1 million related to the financing of the Transactions including amortization of associated deferred financing costs;

•	Additional expense for the annual management fee of $2 million per annum to be paid to CD&R and Tyco;

•	A reduction in pension expense of $1 million from the impacts of revaluing obligations under purchase accounting; and

•	All of the above adjustments were adjusted for the applicable tax benefit of $3 million.

3. Related Party Transactions

Trade Activity and Indemnification with Tyco—The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	Consolidated Successor Company
	September 28, 2012	September 30, 2011
Accounts receivable	$1	$3
Receivables due from Tyco and its affiliates-current and noncurrent (see Note 9)	$22	$18

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25 2010 to December 22, 2010	For the Year Ended September 24, 2010
Purchases	$6	$6	$1	$5
Net sales	16	15	6	24
Cost of sales	13	12	5	21

Other Related Party Trade Activity—An affiliate of CD&R currently owns equity positions in two of the Company’s customers. The following table presents information regarding related party transactions with these customers ($ in millions):

	Consolidated Successor Company
	September 28, 2012	September 30, 2011
Accounts receivable	$15	$13

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25 2010 to December 22, 2010	For the Year Ended September 24, 2010
Net sales	$72	$40	$—	$—
Cost of sales	57	31	—	—

Debt—The Company repaid $400 million, $300 million, and $22 million owed to Tyco and its affiliates for the period from December 23, 2010 to September 30, 2011, the Predecessor Period, and the year ended September 24, 2010, respectively.

Parent Company Investment—During the Predecessor Period and the year ended September 24, 2010, this account included transactions with the Predecessor Company’s parent for items such as tax payments, dividends and capital contributions.

Interest Expense, Net—The Company recognized $11 million and $51 million of interest expense associated with the debt due to Tyco and its affiliates during the Predecessor Period and the year ended September 24, 2010, respectively. The Company recognized less than $1 million and $2 million of interest income associated with cash to be transferred from Tyco’s cash management system during the Predecessor Period and the year ended September 24, 2010, respectively. Subsequent to December 24, 2010, the Company no longer had any debt owed to Tyco.

Insurable Liabilities—Prior to December 23, 2010, the Company was insured for workers’ compensation, general and auto liabilities by a captive insurance company that was wholly-owned by Tyco. The Company paid a premium to obtain insurance coverage during the Predecessor Period and the year ended September 24, 2010. Premiums expensed by the Company were $1 million and $5 million for the Predecessor Period and the year ended September 24, 2010, respectively. The premium expenses are included in the selling, general and administrative expenses in the combined statement of operations.

Allocated Expenses—Prior to December 23, 2010, the Company was allocated corporate overhead expenses from Tyco for corporate-related functions based on a pro-rata percentage of the Company’s net revenue to Tyco’s consolidated net revenue. Corporate overhead expenses related primarily to centralized corporate functions, including treasury, tax, legal, internal audit, human resources and risk management functions. During the Predecessor Period and the year ended September 24, 2010, the Company was allocated $4 million and $20 million of general corporate expenses incurred by Tyco, respectively, which are included within selling, general and administrative expenses in the combined statement of operations.

Transaction Costs and Debt Issuance Costs—For the period from December 23, 2010 to September 30, 2011, in connection with the Transactions, the Company paid fees to CD&R of $6 million. Debt issuance costs capitalized within other current assets and other assets included $9 million paid to CD&R in connection with their direct effort to arrange financing for the Company.

Management Fees—The Company is obligated to pay a $6 million aggregate annual management fee to CD&R and Tyco, subsequent to the Transactions. Such fees are to be paid quarterly, in advance, except that the fee for the first calendar quarter of 2011 was paid in arrears. The Company paid $6 million during the fiscal year ended September 28, 2012. The Company paid $5 million for the period from December 23, 2010 to September 30, 2011, and there was no management fee paid in the Predecessor Period or the year ended September 24, 2010. The management fees are included in selling, general, and administrative expense. The management fee is payable to CD&R and Tyco based upon their pro-rata ownership percentage.

4. Inventories, Net

As of September 28, 2012 and September 30, 2011, inventories were comprised of ($ in millions):

	September 28, 2012	September 30, 2011
Purchased materials and manufactured parts	$82	$98
Work in process	23	27
Finished goods	132	133

Inventories, net	$237	$258

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

As of September 28, 2012 and September 30, 2011, the inventory reserve was $9 million and $8 million, respectively.

5. Property, Plant and Equipment

As of September 28, 2012 and September 30, 2011, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	September 28, 2012	September 30, 2011
Land	$18	$19
Buildings and related improvements	120	110
Machinery and equipment	187	162
Leasehold improvements	3	3
Construction in progress	14	38

Property, plant and equipment	342	332
Accumulated depreciation	(59)	(24)

Property, plant and equipment, net	$283	$308

Depreciation expense for the year ended September 28, 2012, totaled $35 million. Depreciation expense for the period from December 23, 2010 to September 30, 2011, and the Predecessor Period totaled $25 million and $6 million, respectively. Depreciation expense for the year ended September 24, 2010 totaled $34 million.

In the third quarter of fiscal year 2012, the Company recorded an asset impairment charge of $6 million related to an Enterprise Resource Planning system (the “ERP system”) due to changing of the Company’s business plan. The ERP system was included in construction in progress in previous periods. The Company has decided not to implement the ERP system at this time, and therefore, wrote off the value of the asset.

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

Trade Names/Trademarks—The Company’s products are marketed under many well-recognized trade names/trademarks, including the Company’s primary brands, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, Razor Ribbon®, , FlexHead®, and SprinkFLEX® among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.

Other Intangible Assets—Other intangible assets with determinable lives consist primarily of patents and non-compete agreements. These other intangibles are amortized over their estimated useful lives, ranging from 5 to 10 years.

The fair value estimates related to the customer relationships were based on the multi-period excess earnings method, the fair value estimates related to trade names/trademarks and patents were based on the relief-from-royalty method and the fair value estimates related to the non-compete agreements were based on the lost profit method. The Company relied upon projections for each of its North American businesses as a basis for developing its valuations for the intangible assets. In accordance with Accounting Standards Codification Topic 350-20, Intangibles—Goodwill and Other, intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset’s economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The Company has determined to use the straight-line method of amortization.

The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets ($ in millions):

		September 28, 2012			September 30, 2011
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	13	$188	$(24)	$164	$179	$(10)	$169
Other	6	8	(1)	7	—	—	—

Total		196	(25)	171	179	(10)	169
Indefinite-lived intangible assets:
Trade names		95	—	95	95	—	95

Total		$291	$(25)	$266	$274	$(10)	$264

Amortization expense for the year ended September 28, 2012 totaled $15 million. Amortization expense for the period from December 23, 2010 to September 30, 2011 totaled $10 million. There was no amortization expense in the Predecessor Period. Amortization expense for the year ended September 24, 2010 totaled less than $1 million. The Company estimates that the aggregate amortization expenses will be $15 million in fiscal year 2013, $15 million in fiscal year 2014, $15 million in fiscal year 2015, $15 million in fiscal year 2016, $15 million in fiscal year 2017, $15 million in fiscal year 2018 and $81 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.

Changes in the carrying amount of goodwill for the fiscal years ended September 28, 2012 and September 30, 2011, by operating segment were as follows ($ in millions):

	Global Pipe, Tube & Conduit	Global Cable & Cable Management	Total
December 22, 2010	$—	$—	$—
Transactions	85	45	130

December 23, 2010*	85	45	130
Acquisitions	—	—	—
Adjustments	—	—	—
Impairment	—	—	—

September 30, 2011*	$85	$45	$130
Acquisitions	10	—	10
Adjustments	(8)	—	(8)
Impairment	—	—	—

September 28, 2012**	$87	$45	$132

*	Goodwill by operating segment at December 23, 2010, and September 30, 2011, has been restated to reflect the changes for discontinued operations and the reorganization of two reportable segments as described in Note 1.
**	During the fiscal year ended September 28, 2012, the Company made a correction associated with filing one of its Predecessor Period tax returns, reducing both deferred tax liability and goodwill by $7 million. In addition, the Company reclassified $1 million of goodwill to assets held for sale associated with a manufacturing facility that was classified as held for sale in the third quarter.

The Company had no goodwill impairments in the fiscal year ended September 28, 2012, and the period from December 23, 2010 to September 30, 2011. As of September 28, 2012, the fair values of the reporting units exceed their respective carrying amount by 10% or more, except at the Pipe, Tube & Conduit North America reporting unit. The fair value of the Pipe, Tube & Conduit North America reporting unit exceeds its carrying value by 4%. The reporting unit’s goodwill balance at September 28, 2012 was $87 million. Adverse changes to the Company’s business environment, changes to the Company’s future cash flows and changes to the discount rate and terminal growth rate could cause the Company to record impairment charges in future periods which could be material.

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

Decrease in fair value	10 basis point increase in discount rate	10 basis point decrease in terminal growth rate
Pipe, Tube and Conduit North America	$6	$3

The valuation of the Pipe, Tube & Conduit North America reporting unit concluded the fair value exceeded its carrying value by $24 million. The decrease in fair value for the sensitivity analysis would not have indicated that the Company failed step one of the goodwill impairment analysis of the Pipe, Tube & Conduit North America reporting unit. The Company will continue to monitor the recoverability of its goodwill.

7. Accrued and Other Current Liabilities

As of September 28, 2012 and September 30, 2011, accrued and other current liabilities were comprised of ($ in millions):

	September 28, 2012	September 30, 2011
Accrued payroll and payroll related	$20	$20
Accrued interest	10	10
Accrued transportation costs	11	11
Accrued audit and legal fees	8	4
Other	30	34

Accrued and other current liabilities	$79	$79

8. Debt

Debt as of September 28, 2012 and September 30, 2011, was as follows ($ in millions):

	September 28, 2012	September 30, 2011
Senior secured notes due January 1, 2018	$410	$410
Asset-based Credit Facility	—	46
Other	7	2

Total debt	417	458
Current portion	(7)	(47)

Long-term debt	$410	$411

On December 22, 2010, Atkore International issued Notes in the principal amount of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, commencing on July 1, 2011. Atkore International’s obligations under the Notes are fully and unconditionally guaranteed on a stand-alone senior secured basis by the Company (the direct parent of Atkore International) and are fully and unconditionally guaranteed on a joint and several senior secured basis by each of Atkore International’s domestic subsidiaries that is a borrower or guarantor under the Credit Facility. The Notes are redeemable at the Company’s option in whole or in part on or after January 1, 2014, with not less than 30 or more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the indenture governing the Notes. In addition, during any 12-month period prior to January 1, 2014, the Company may redeem up to $41 million of the Notes at a redemption price of 103%, plus accrued interest. In the event that Atkore International raises additional equity prior to January 1, 2014, then subject to the restrictions in the Notes, Atkore International may redeem up to 35% of the Notes of

109.875% at par, plus accrued and unpaid interest up to the redemption date. The Company may also redeem the Notes prior to January 1, 2014, in whole or in part at par plus an applicable premium, as defined in the indenture, and applicable and accrued interest. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

On December 22, 2010, Atkore International also obtained a Credit Facility of up to $250 million, subject to borrowing base availability. As of September 28, 2012 and September 30, 2011, $0 million and $46 million were drawn, respectively. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. The Company’s availability under the Credit Facility was $233 million and $200 million as of September 28, 2012 and September 30, 2011, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25% to 2.75%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, but are not limited to, the timely delivery of quarterly and annual financial statements, certifications to be made by the Company, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens on after acquired property. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the borrowing availability under the Credit Facility falls below certain levels, the Company would subsequently be required to maintain a minimum fixed charge coverage ratio.

The Company may from time to time repurchase or otherwise retire or extend the Company’s debt and/or take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt may not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its condensed consolidated statements of financial position.

As of September 28, 2012, management believes that Atkore International was in compliance with all covenants of the Credit Facility and the Notes. Atkore International was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facility.

As of September 28, 2012, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s Notes was $400 million as of September 28, 2012. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes, which were classified within Level 1 of the fair value hierarchy.

9. Income Taxes

Significant components of loss from continuing operations and income tax expense for the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, the Predecessor Period, and for the fiscal year ended September 24, 2010 consisted of the following ($ in millions):

	Successor Company		Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Components of (loss) income from continuing operations before income taxes:
United States	$(14)	$(17)	$2	$6
Non-U.S.	2	3	(2)	15

(Loss) income from continuing operations before income taxes	$(12)	$(14)	$—	$21
Income tax expense (benefit)
Current:
United States:
Federal	$1	$—	$1	$3
State	1	2	1	3
Non-U.S.	2	1	1	3

Current income tax expense	$4	$3	$3	$9
Deferred:
United States:
Federal	$(12)	$—	$—	$8
State	(1)	(1)	—	—
Non-U.S.	(1)	—	(2)	2

Deferred income tax (benefit) expense	(14)	(1)	(2)	10

Income tax (benefit) expense	$(10)	$2	$1	$19

The mix of foreign earnings and domestic losses, along with rate reconciling items as outlined below, impacts the effective tax rate for the periods. Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

	Successor Company		Predecessor Company
	For the Year ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year ended September 24, 2010
Statutory federal tax	35%	35%	35%	35%

Adjustments to reconcile to the effective income tax rate:

State income taxes	1%	—	(65%)	—
Nondeductible transaction costs	—	(23%)	—	—

Nondeductible expenses	(7%)	—	—	5%
Valuation allowance	5%	(5%)	(172%)	24%
U.S. tax effects of unremitted foreign earnings	10%	(25%)	—	32%
Changes in tax rate	(8%)	—	—	—
Finalization of Federal audits	44%	—	—	—
Correction of prior period tax accounts	1%	—	—	—
Other	4%	—	(31%)*	(5%)

Effective income tax rate	85%	(18%)	(233%)	91%

*	The “Other” amount related to the Predecessor Period is $0.1 million and primarily relates to other nondeductible expense.

The Company’s effective tax rate for the fiscal year ended September 28, 2012 differs from the statutory rate due to additional federal net operating losses recognized from the Predecessor Period audit and the tax benefit from income of certain foreign subsidiaries deemed indefinitely reinvested. For the period from December 23, 2010 to September 30, 2011, the effective tax rate differs from the statutory rate primarily due to non deductible costs associated with the Transactions and additional tax expense on earning of foreign subsidiaries that were not indefinitely reinvested.

For the Predecessor Period and the fiscal year ended September 24, 2010, the effective tax rate varied from the statutory rate primarily due to losses in jurisdictions for which no benefit was recognized due to valuation allowances recorded against deferred tax assets. In addition, the effective tax rate for the fiscal year ended September 24, 2010 was also impacted by additional tax expense of income of foreign subsidiaries that was not indefinitely reinvested and other non-deductible costs.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions):

	September 28, 2012	September 30, 2011
Deferred tax assets:
Accrued liabilities and reserves	$19	$18
Tax loss and credit carryforwards	25	24
Postretirement benefits	16	14
Property, plant and equipment	—	3
Inventory	9	4
Other	3	4

	$72	$67

Deferred tax liabilities:
Property, plant and equipment	$(29)	$(42)
Intangible assets	(96)	(101)
Other	—	(1)

	(125)	(144)

Net deferred tax liability before valuation allowance	$(53)	$(77)
Valuation allowance	(5)	(6)

Net deferred tax liability	$(58)	$(83)

As of September 28, 2012, the Company has approximately $45 million of federal and $103 million of state net operating loss carryforwards which will expire beginning in 2012 through 2031. As a result of the Transaction, the federal net operating loss carryforwards are subject to Internal Revenue Code section 382, which provides an annual limitation on the amount of loss that can be used in future years. The Company does not expect the limitation to impact the ability to utilize the losses prior to their expiration. In certain non-U.S. jurisdictions the Company has net operating loss carryforwards of $21 million which have an expiration period ranging from five years to unlimited.

Valuation allowances have been established on net operating losses and other deferred tax assets in the United Kingdom, China, and other foreign and U.S. state jurisdictions as a result of the corporation’s determination that there is a less than 50% likelihood that these assets will be realized. As of September 28, 2012, the Company no longer records a valuation allowance against deferred tax assets in Australia as a result of significant positive evidence in the form of expected future taxable income. Furthermore, taxable income in fiscal year 2012 will allow for the utilization of the entire net operating loss carryforward. As a result, the valuation allowance in Australia was released during the fiscal year ended September 28, 2012.

As of September 28, 2012, the Company had unrecognized tax benefits of $10 million which, if recognized, would affect the effective tax rate. The remaining balances would not impact the effective tax rate as a result of the indemnification agreement between the Company and Tyco. For uncertainties arising in the post-Transaction period, the Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. An immaterial amount of interest and no penalties were accrued for the period from December 23, 2010 to September 30, 2011. The Company had accrued interest and penalties related to unrecognized tax benefits of less than $1 million for the Predecessor Period. As of September 28, 2012, the Company accrued interest and penalties related to pre-Transaction periods of $6 million in the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows ($ in millions):

Successor Company
For the Period from December 23, 2010 to September 28, 2012
Balance as of December 22, 2010	$18
Additions based on tax positions related to prior years	1
Settlements	(7)

Balance as of September 30, 2011	$12

Additions based on tax positions related to prior years	—
Settlements	(2)

Balance as of September 28, 2012	$10

Predecessor Company
For the Period from September 26, 2010 to December 22, 2010
Balance as of September 26, 2009	$20
Additions based on tax positions related to prior years	1
Additions based on tax positions related to the current year	1
Reductions based on tax positions related to prior years	(3)

Balance as of September 24, 2010	$19
Additions based on tax positions related to prior years	—
Settlement	(1)

Balance as of December 22, 2010	$18

During fiscal year 2012, the Predecessor Company settled audits with various taxing jurisdictions resulting in a decrease of $2 million in the balance of unrecognized tax benefits. Tyco administers any audits with various taxing jurisdictions for all periods prior to December 22, 2010. These settlements relate to historical pre-transaction unrecognized tax benefits and are covered by the Investment Agreement between the Company and Tyco. Accordingly, the decrease in unrecognized tax benefits did not result in a benefit recorded to tax expense.

During fiscal year 2012, the Company made a correction associated with filing one of its Predecessor Period tax returns, reducing both deferred tax liability and goodwill by $7 million.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open To Audit
Australia	2005 – 2011
Brazil	2005 – 2011
Canada	2001 – 2011
United Kingdom	2010 – 2011
U.S	1997 – 2011

The Company’s income tax returns are examined periodically by various taxing authorities. The Company’s federal tax returns for periods 1997 through 2004 are currently under examination by the IRS and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $3 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the Investment Agreement relative to the periods prior to the Transactions.

Other Income Tax Matters

For the fiscal years ended September 28, 2012 and September 30, 2011, the Company recorded a deferred tax liability of $2 million and $3 million, respectively, for U.S. and non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries which the Company does not consider to be indefinitely reinvested. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such income. As of September 28, 2012, certain subsidiaries had approximately $14 million of undistributed income that we intend to permanently reinvest. A liability could arise if our intentions to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. For uncertain tax liabilities arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of the Investment Agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $16 million on the consolidated balance sheet. If the Company’s estimate of uncertain tax liabilities arising in the periods following the Transactions proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

10. Postretirement Benefits

The Company sponsors a number of defined pension plans. The Company measures its pension plans as of its fiscal year-end. In connection with the Transactions, the Company obtained updated pension valuations as of the Transaction date. The application of purchase accounting resulted in a reduction to the Company’s pension liabilities of $10 million.

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

The net periodic benefit cost for the periods presented was as follows ($ in millions):

	Successor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011
Service cost	$3	$2
Interest cost	4	4
Expected return on plan assets	(5)	(4)
Amortization of actuarial loss	1	—

Net periodic benefit cost	$3	$2

Weighted-average assumptions used to determine net periodic pension cost during the period:
Discount rate	4.8%	5.5%
Expected return on plan assets	8.0%	8.0%
Rate of compensation increase	0%	0%

The information presented for the Predecessor Period and the year ended September 24, 2010 is representative of Tyco’s pension plan under the Predecessor Company. The information may not be indicative of the Company’s current defined pension plans. In connection with the Transactions, the Company obtained updated pension valuations as of the Transaction Date.

The net periodic benefit cost was $1 million for the Predecessor Period.

Predecessor Company
For the Year Ended September 24, 2010
Service cost	$2
Interest cost	4
Expected return on plan assets	(4)
Amortization of prior service cost	1
Amortization of actuarial loss	2

Net periodic benefit cost	$5

Weighted-average assumptions used to determine net periodic pension cost during the period:
Discount rate	5.5%
Expected return on plan assets	8.0%
Rate of compensation increase	0%

The estimated net actuarial loss for pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is expected to be $2 million.

The change in benefit obligations, plan assets and the amounts recognized on the consolidated balance sheet was as follows ($ in millions):

September 28, 2012
Change in benefit obligations:
Benefit obligations as of December 23, 2010	$86
Service cost	2
Interest cost	4
Actuarial loss	10
Benefits and administrative expenses paid	(2)

Benefit obligations as of September 30, 2011	$100
Service cost	3
Interest cost	4
Actuarial loss	16
Benefits and administrative expenses paid	(3)

Benefit obligations as of September 28, 2012	$120

Change in plan assets:
Fair value of plan assets as of December 23, 2010	$68
Actual return on plan assets	(3)
Employer contributions	2
Benefits and administrative expenses paid	(2)

Fair value of plan assets as of September 30, 2011	$65
Actual return on plan assets	10
Employer contributions	8
Benefits and administrative expenses paid	(3)

Fair value of plan assets as of September 28, 2012	$80

Funded status	$(40)

Net amount recognized	$(40)

	September 28, 2012	September 30, 2011
Amounts recognized in the consolidated balance sheet consist of:
Pension liabilities	$(40)	$(35)

Net amount recognized	$(40)	$(35)

Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(27)	$(18)

Total loss recognized	$(27)	$(18)

Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	3.7%	4.8%
Rate of compensation increase	Not applicable	Not applicable

The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $120 million and $80 million, respectively, as of September 28, 2012.

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

Pension plans have the following weighted-average asset allocations:

	September 28, 2012	September 30, 2011
Asset Category:
Equity securities	59%	52%
Debt securities	40%	43%
Cash and cash equivalents	1%	5%

Total	100%	100%

The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 28, 2012, there were no significant concentrations of risk in the Company’s defined benefit plan assets.

The Company’s plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company’s asset allocations by level within the fair value hierarchy for the year ended September 28, 2012 and September 30, 2011, are presented in the table below for the Company’s defined benefit plans ($ in millions).

	September 28, 2012				September 30, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity securities	$7	$27	$—	$34	$6	$19	$—	$25
Non-U.S. equity securities	—	13	—	13	—	9	—	9
Fixed income securities:
Government and government agency securities	—	13	—	13	—	12	—	12
Corporate debt securities	—	9	—	9	—	6	—	6
Mortgage and other asset-backed securities	—	10	—	10	—	9	—	9
Cash and cash equivalents	1	—	—	1	4	—	—	4

Total	$8	$72	$—	$80	$10	$55	$—	$65

Equity securities consist primarily of publicly traded U.S. and non-U.S. equities. Publicly traded securities are valued at the last trade or closing price reported in the active market in which the individual securities are traded. Certain equity securities are held within commingled funds, which are valued at the unitized net asset value (“NAV”) or percentage of the NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 28, 2012, the Company does not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Cash and cash equivalents consist primarily of short-term commercial paper, and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.

Transfers between levels of the fair value hierarchy (the “hierarchy”) are recognized on the actual date of the event or circumstance giving rise to the transfer, which generally coincides with the Company’s valuation process. In the third quarter of fiscal year 2011, $15 million of pension assets, classified as Level 1 as of September 24, 2010, were liquidated from the Tyco master trust and reinvested in equity funds and fixed income funds, which were classified as Level 2 assets as of September 30, 2011.

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

The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company contributed $8 million to its pension plans for the fiscal year ended September 28, 2012, which represented the Company’s minimum required contributions to its pension plans for fiscal year 2012. The Company contributed $2 million to its pension plans for the period from December 23, 2010 to September 30, 2011, which represented the Company’s minimum required contributions to its pension plans for fiscal year 2011. No contribution was made during the Predecessor Period. The Company contributed less than $1 million to its pension plans for the fiscal year ended September 24, 2010.

The Company anticipates that it will contribute at least the minimum required contribution of $6 million to its pension plans in fiscal year 2013.

Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows ($ in millions):

2013	$4
2014	5
2015	5
2016	5
2017	5
2018-2022	30

Defined Contribution Retirement Plans—The Company also sponsors several defined contribution retirement plans—the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $3 million for the fiscal year ended September 28, 2012. Expense for the defined contribution plans was $3 million and $1 million for the period from December 23, 2010 to September 30, 2011, and the Predecessor Period, respectively. Expense for the defined contribution plans was $4 million for the fiscal year ended September 24, 2010. Additionally, the Company maintains a Supplemental Executive Retirement Plan (“SERP”) that preceded the acquisition of AFC Cable Systems by Tyco. This plan is fully funded and inactive.

11. Stock Incentive Plan

Successor Company

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

There were 1,696,808 and 1,039,350 stock options to purchase Shares issued under the Stock Incentive Plan as of September 28, 2012 and September 30, 2011, respectively. The total compensation expense related to all share-based compensation plans was $1 million for the fiscal year ended September 28, 2012. The total compensation expense related to all share-based compensation plans for the period from December 23, 2010 to September 30, 2011 and the Predecessor Period was less than $1 million. The compensation expense was included in selling, general, and administrative expenses.

The fair value of each of Atkore Group’s options granted for the periods presented was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended September 28, 2012	For the Year Ended September 30, 2011
Expected dividend yield	0%	0%
Expected volatility	60%	55%
Risk free interest rate	1.2%	2.2%
Weighted average expected option life	5.9 years	6.3 years

The weighted-average grant-date fair value of options granted during the year ended September 28, 2012 and the period from December 23, 2010 to September 30, 2011, was $3.09 and $2.87, respectively. No options were exercised during the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, the Predecessor Period or the fiscal year ended September 24, 2010.

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

Stock option activity for the period December 23, 2010 to September 28, 2012, was as follows:

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 23, 2010	—	$—	—	$—
Granted	1,049,600	10	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(10,250)	10	—	—

Outstanding as of September 30, 2011	1,039,350	$10	9.65	$—
Granted	1,009,548	10	9.33	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(352,090)	10	—	—

Outstanding as of September 28, 2012	1,696,808	$10	9.00	$—
Vested and unvested expected to vest as of September 28, 2012	1,527,127	10	9.00	—
Vested as of September 28, 2012	184,170	$10	8.71	$—

As of September 28, 2012, there was $4 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of 5 years.

As part of the Stock Incentive Plan, certain key employees committed to purchase 64,050 Shares over a period of years subsequent to fiscal year 2011. The purchases of these Shares will result in the issuance of an additional 174,150 of stock options. During the fiscal year ended September 28, 2012, a total of 17,302 Shares were purchased for total gross proceeds of less than $1 million. The total Shares to be purchased as of September 28, 2012, were 46,748 with an additional 126,663 stock options remaining.

Accounting Standards Codification Topic 718-740-25-10, Compensation—Stock Compensation provides that the excess tax benefit and credit to additional paid in capital related to windfall should not be recorded until the tax deduction reduces income taxes payable, on the basis that cash tax savings have not occurred. As a result, the Company did not recognize $1.3 million of windfall tax benefit for the fiscal year ended September 28, 2012 as no tax savings were recognized due to the Company’s existing tax net operating loss carryover.

On April 23, 2012, the Company entered into a definitive separation agreement and general release with Karl Schmidt, the Company’s former Vice President and Chief Financial Officer, with an effective date of April 15, 2012. As a result, Atkore Group repurchased 35,050 Shares held by Mr. Schmidt for $350,500. In addition, in accordance with the terms of the Stock Incentive Plan, Mr. Schmidt forfeited 19,200 vested options as of July 14, 2012, and forfeited his unvested options as of April 15, 2012.

On April 27, 2012, the Company entered into a definitive separation agreement and general release with James Pinto, Global Vice President of Operations & Supply Chain, with an effective date of May 4, 2012. As a result of the separation and pursuant to a Stock Repurchase and Option Cancellation Agreement between Atkore International Group Inc. (“Atkore Group”) and Mr. Pinto, dated June 4, 2012, Atkore Group repurchased 25,000 Shares held by Mr. Pinto for $250,000. In addition, all of Mr. Pinto’s vested and unvested options were terminated as of May 4, 2012.

Predecessor Company

Prior to the Transactions, all equity awards (restricted share awards and share options) under the Predecessor Company were granted under the Tyco International Ltd. 2004 Stock and Incentive Plan (the “2004 Plan”) or other Tyco equity incentive plans. The 2004 Plan is administered by the Compensation and Human Resources Committee of the Board of Directors of Tyco, which consists exclusively of independent directors of Tyco and provides for the award of stock options, stock appreciation rights, annual performance bonuses, long-term performance awards, restricted units, restricted shares, deferred stock units, promissory stock, and other stock-based awards .

The total share-based compensation cost was approximately less than $1 million and $3 million for the Predecessor Period and the year ended September 24, 2010, respectively, which has been included in the combined statements of operations within selling, general, and administrative expenses. The Predecessor Company recognized a related tax benefit associated with its share-based compensation arrangements of $1 million in the year ended September 24, 2010.

The grant-date fair value of each option grant is estimated using the Black-Scholes option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. Use of a valuation model requires management to make certain assumptions with respect to selected model inputs. Expected volatility was calculated based on an analysis of historic and implied volatility measures for a set of peer companies. The average expected life was based on the contractual term of the option and expected employee exercise and post-vesting employment termination behavior. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life assumed at the date of grant. The compensation expense recognized is net of estimated forfeitures. Forfeitures are estimated based on voluntary termination behavior, as well as an analysis of actual option forfeitures.

The weighted-average assumptions used in the Black-Scholes option pricing model are as follows:

For the Year Ended September 24, 2010
Expected stock price volatility	34%
Risk-free interest rate	2.2%
Expected annual dividend per share	$0.80
Average expected life of options (years)	4.7

The weighted-average grant-date fair values of Tyco options granted to the Predecessor Company employees during the year ended September 24, 2010 was $9 million. The total intrinsic value of Tyco options exercised by Company employees was $1 million during the year ended September 24, 2010. The related excess cash tax benefit classified as a financing cash inflow for the year ended September 24, 2010 was not significant.

Share Options—Options were granted to purchase Tyco common shares at prices that are equal to or greater than the closing market price of the common shares on the date the option is granted. Conditions of vesting are determined at the time of grant under the 2004 Plan. Options are generally exercisable in equal annual installments over a period of four years and will generally expire 10 years after the date of grant.

Share option activity for Company employees under all Tyco plans as of September 24, 2010, and changes during the year then ended are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding—September 25, 2009	882,357	$48.59
Granted	98,430	34.03
Exercised	(51,504)	26.90
Expired	(174,676)	58.38
Forfeited	(37,030)	39.44
Net transfers(1)	50,622	27.73

Outstanding—September 24, 2010	768,199	$44.34	5.2	$2.8

Vested and unvested expected to vest—September 24, 2010	743,088	44.67	5.1	2.7
Exercisable—September 24, 2010	560,766	48.25	4.1	1.5

(1)	Net transfers of shares relate to the share options associated with employees transferring between the Predecessor Company and another Tyco entity while maintaining their Tyco share options.

As of September 24, 2010, there was $1 million of total unrecognized compensation cost related to non-vested Tyco share options granted to the Predecessor Company employees under Tyco share option plans. The cost was expected to be recognized over a period of 2.4 years.

Restricted Share Awards—Restricted share awards were granted by Tyco subject to certain restrictions. Conditions of vesting are determined at the time of grant under the 2004 Plan. All restrictions on the award generally lapse upon normal retirement, if more than twelve months from the grant date, death, or disability of the employee.

The fair market value of restricted awards, both time vesting and those subject to specific performance criteria, are expensed over the period of vesting. Restricted share awards that vest based upon passage of time generally vest over a period of four years. The fair value of restricted share awards is determined based on the closing market price of Tyco’s shares on the grant date. Restricted share awards that vest dependent upon attainment of various levels of performance that equal or exceed targeted levels generally vest in their entirety three years from the grant date. The fair value of performance share awards is determined based on the Monte Carlo valuation model. The compensation expense recognized for restricted share awards is net of estimated forfeitures.

The Predecessor Company generally granted restricted stock units. Recipients of restricted stock units have no voting rights and receive dividend equivalent units. Recipients of performance shares have no voting rights and may receive dividend equivalent units depending on the terms of the grant.

A summary of the status of Tyco’s restricted share awards including performance share awards as of September 24, 2010, and changes during the year then ended are presented in the table below:

Non-vested Restricted Share and Performance Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested—September 25, 2009	205,430	$36.95
Granted	78,805	36.61
Vested	(57,989)	39.97
Forfeited	(33,834)	45.12
Net transfers(1)	(7,341)	33.86

Nonvested—September 24, 2010	185,071	$34.47

(1)	Net transfers of shares relate to the restricted share and performance awards associated with employees transferring between the Predecessor Company and another Tyco entity while maintaining their Tyco restricted share and performance awards.

As of September 24, 2010, there was $3 million of total unrecognized compensation cost related to non-vested Tyco restricted share awards and performance shares granted to the Predecessor Company employees. The cost was expected to be recognized over a period of 2.1 years.

The weighted-average grant-date fair value of Tyco restricted share and performance share awards granted to the Predecessor Company employees during 2010 was approximately $37 million. The total fair value of restricted share and performance share awards vested for the Predecessor Company employees during 2010 was $2 million.

The treatment upon completion of the Transactions of options to purchase shares of Tyco common stock (“Tyco Options”), restricted stock units with respect to shares of Tyco common stock (“Tyco RSUs”), and performance shares units with respect to Tyco common stock (“Tyco PSUs”), was as follows:

Treatment of Tyco Options

Upon completion of the Transactions, each grant of Tyco Options vested prorata based on the number of whole months completed from the grant date. The remaining unvested options were cancelled as of this date. The term of the vested option was based on the terms of the underlying grants and ranges from an exercise period of 90 days to 36 months.

Treatment of Tyco RSUs

Upon completion of the Transactions, each grant of Tyco RSUs vested prorata based on the number of whole months completed from the grant date. The remaining unvested Tyco RSUs were cancelled as of that date.

Treatment of Tyco PSUs

Upon completion of the Transactions, each grant of Tyco PSUs vested prorata based on the number of whole months completed from the grant date. The vested Tyco PSUs remained subject to the original performance conditions. The remaining unvested Tyco PSUs were cancelled as of that date.

12. Restructuring Charges

2012 Program

During fiscal year 2012, the Company identified and pursued opportunities for cost savings through workforce reductions to drive business improvement and help manage costs effectively (the “2012 Program”). The Company maintained a restructuring reserve related to the 2012 Program for employee severance and benefits. The total restructuring payment of $1 million is expected to be substantially completed by the end of the first quarter of fiscal year 2013.

Europe, Middle East, Australia Restructuring

During fiscal year 2011, the Company identified and pursued an opportunity for cost savings through restructuring activities and workforce reductions through migration of certain product lines to the United Kingdom facility, improving operating efficiencies across these product lines previously operated at the France manufacturing facility (the “EMEA Restructuring”). The total restructuring payment has been substantially completed as of the end of fiscal year 2012.

2009 Program

During fiscal years 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across all of the Company’s segments (the “2009 Program”). The Company maintained a restructuring reserve related to the 2009 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. The total restructuring payment has been substantially completed as of the end of fiscal year 2012.

2007 Program

During fiscal years 2007 and 2008, the Company launched a restructuring program to streamline some of its businesses and reduce its operational footprint (the “2007 Program”). The Company maintained a restructuring reserve related to the 2007 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations through 2016. During fiscal year 2012, the Company exercised its option to terminate a facility lease which resulted in a $2 million reversal of reserves. During the Predecessor Period, $2 million of reserves were reversed for previously contemplated actions that will not be taken.

Restructuring reserves

The roll-forward of the reserves is as follows ($ in millions):

The Predecessor Company:	2009 Program	2007 Program	Total
Balance as of September 26, 2009	$8	$8	$16
Charges	5	2	7
Utilization	(8)	(2)	(10)
Reversals	—	—	—

Balance as of September 24, 2010	$5	$8	$13

The Predecessor Company:	2009 Program	2007 Program	Total
Balance as of September 25, 2010	$5	$8	$13
Charges	1	—	1
Utilization	(1)	—	(1)
Reversals	—	(2)	(2)

Balance as of December 22, 2010	$5	$6	$11

The Successor Company:	2012 Program	EMEA	2009 Program	2007 Program	Total
Balance as of December 23, 2010	$—	$—	$5	$6	$11
Charges	—	2	3	1	6
Utilization	—	—	(3)	(1)	(4)
Reversals	—	—	(4)	(1)	(5)

Balance as of September 30, 2011	$—	$2	$1	$5	$8

Charges	2	—	—	—	2
Utilization	(1)	(2)	(1)	(1)	(5)
Reversals	—	—	—	(2)	(2)

Balance as of September 28, 2012	$1	$—	$—	$2	$3

The net restructuring charges for the restructuring activities described above were $0 million for the year ended September 28, 2012, $1 million for the period from December 23, 2010 to September 30, 2011, ($1) million for the Predecessor Period, and $7 million for the year ended September 24, 2010.

Restructuring reserves related to the 2012 Program, EMEA Restructuring, 2009 Program, and 2007 Program, were included in the Company’s consolidated balance sheet as follows ($ in millions):

	September 28, 2012	September 30. 2011
Accrued and other current liabilities	$3	$5
Other long-term liabilities	—	3

	$3	$8

13. Segment and Geographic Data

Effective October 1, 2011, as a result of a strategic planning exercise, the Company reorganized its segments. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. In compliance with ASC 280, the Company has reclassified all prior period amounts to conform to its new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on the Company’s financial statements. The product categories that pertain to each reportable segment are as follows:

Global Pipe, Tube & Conduit

•

Pipe & Tube—consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEM and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

•

Conduit—consists of tubular raceways used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

Global Cable & Cable Management

•

Cable—consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpecTM ID System, self-grounding metal-clad cable, specialty cables and pre-fabricated wiring systems.

•

Cable Management—consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket, as well as metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

Corporate and other includes corporate administrative expenses.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 17, and the reorganization of two reportable segments, as described above.

Selected information by reportable segment is presented in the following tables ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Net sales(1):
Global Pipe, Tube & Conduit	$1,092	$843	$227	$963
Global Cable & Cable Management	634	434	119	463
Elimination of intersegment revenues	(39)	(19)	(6)	(26)

	$1,687	$1,258	$340	$1,400

Operating income (loss):
Global Pipe, Tube & Conduit	$24	$61	$8	$88
Global Cable & Cable Management	63	27	9	27
Corporate and Other	(51)	(65)	(6)	(46)

	$36	$23	$11	$69

Depreciation and amortization:
Global Pipe, Tube & Conduit	$33	$23	$4	$23
Global Cable & Cable Management	16	11	2	10
Corporate and Other	1	1	—	1

	$50	$35	$6	$34

Capital expenditures:
Global Pipe, Tube & Conduit	$14	$14	$5	$36
Global Cable & Cable Management	7	19	4	4
Corporate and Other	2	8	3	6

	$23	$41	$12	$46

(1)	Amounts represent sales to external customers and related parties (see Note 3). No single customer represented 10% or more of the Company’s total net sales in any period presented.

The reconciliation of operating income to loss before taxes is as follows ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Operating income	$36	$23	$11	$69
Interest expense, net	48	37	11	48

(Loss) income before taxes	$(12)	$(14)	$—	$21

Corporate and other contains interest expense that is not allocated to the other segments. Total interest expense included in corporate was $48 million for the fiscal year ended September 28, 2012. The interest expense included in corporate and other for the period from December 23, 2010 to September 30, 2011 and the Predecessor Period was $37 million and $11 million, respectively. Total interest expense included in corporate and other was $48 million for the fiscal year ended September 24, 2010.

Selected information by reportable segment is presented in the following table ($ in millions):

	September 28, 2012	September 30, 2011
Total assets:
Global Pipe, Tube & Conduit	$799	$881
Global Cable & Cable Management	434	410
Corporate and Other	96	108

	$1,329	$1,399

Selected information by geographic area is as follows ($ in millions):

	Successor Company		Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2011	For the Year Ended September 24, 2010
Net sales:
United States	$1,406	$1,024	$270	$1,095
Other Americas	184	163	49	223
Europe	44	40	12	49
Asia—Pacific	53	31	9	33

	$1,687	$1,258	$340	$1,400

	September 28, 2012	September 30, 2011
Long lived assets:
United States	$249	$275
Other Americas	29	26
Europe	8	8
Asia—Pacific	6	5

	$292	$314

As of September 28, 2012, the long-lived assets included $283 million of property, plant and equipment, net, $2 million of SERP pension assets, and $7 million of other long-lived assets. As of September 30, 2011, the long-lived assets included $308 million of property, plant and equipment, net, $2 million of SERP pension assets, and $4 million of other long-lived assets.

Selected information by product category is presented in the following tables ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Year September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Net sales:
Global Pipe, Tube & Conduit
Pipe & Tube	$671	$512	$132	$590
Conduit	421	331	95	373

Total Global Pipe, Tube & Conduit	1,092	843	227	963
Global Cable & Cable Management
Cable	389	266	69	281
Cable Management Systems	245	168	50	182

Total Global Cable & Cable Management	634	434	119	463

Elimination of intersegment revenues	(39)	(19)	(6)	(26)

	$1,687	$1,258	$340	$1,400

14. Commitments and Contingencies

The Company has obligations related to commitments to purchase certain goods and services. As of September 28, 2012, such obligations were $108 million for the next twelve months, $11 million for year two, $1 million for year three, and $0 thereafter.

The Company leases certain facilities and equipment under operating leases. At September 28, 2012, minimum future operating lease payments in excess of one year aggregated $33 million payable as follows: $10 million in 2013, $8 million in 2014, $6 million in 2015, $4 million in 2016, $3 million in 2017 and $2 million in 2018 and thereafter.

Legal Contingencies—The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $9 million and $8 million as of September 28, 2012, and September 30, 2011, respectively. At September 28, 2012 and September 30, 2011, $3 million was included in accrued and other current liabilities in the consolidated balance sheet for this matter. At September 28, 2012 and September 30, 2011, $6 million and $5 million, respectively was included in other long-term liabilities in the consolidated balance sheet for this matter. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $3 million to $12 million.

In October 2010, the Company was notified of an assessment by the Rio Grande do Sul State Treasury Secretariat related to the appropriateness of certain value-added tax credits taken in Brazil during the periods 2005 to 2007. The Brazilian government alleges that the Company owes approximately $10 million in taxes, penalties and interest. The Company has been vigorously defending the matter based on its belief that its position was in accordance with the applicable law based in part upon the findings of the third party that assisted us in documenting and responding to the notice. During the third quarter of fiscal year 2012, the administrative court of Rio Grande do Sul State issued two unfavorable rulings against the Company. The Company has no further appeal options on these rulings at the pre-trial, administrative stage and must file suit in judicial court to contest these rulings. As a result of these unfavorable rulings at the administrative stage, the Company believed that the likelihood that it would incur a loss was probable and that the amount of the loss was reasonably estimable. In October 2012, the Rio Grande do Sul Treasury Secretariat announced a tax amnesty program that would significantly lessen the Company’s potential loss in this matter by reducing assessed penalties and interest by 75% and 40%, respectively. The Company elected to participate in this program and reached a final agreement with the Treasury Secretariat on November 28, 2012, to settle this matter for a substantially lower amount of $6 million. Accordingly, the Company’s accrual for this matter as of September 28, 2012, reflects the amount of the settlement paid subsequent to year-end. As described in Note 9, under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. Accordingly, the Company recorded $6 million related to the Company’s right to be indemnified by Tyco in connection with this matter in receivables due from Tyco International Ltd. and its affiliates.

From time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material impact on its financial statements. The range of reasonably possible losses related to these matters is less than $1 million, in the aggregate. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its financial statements.

15. Guarantees

The Company has an outstanding letter of credit for $5 million supporting workers’ compensation and liability insurance policies, outstanding letters of credit for $10 million supporting foreign lines of credit, and outstanding letters of credit for $2 million supporting foreign purchase agreements. Outstanding letters of credit reduce the availability under the Credit Facility from $250 million to $233 million. The Company also has $14 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties in the amount of $13 million and provided financial guarantees for financial commitments of less than $1 million on behalf of the Company. Tyco intends to obtain releases from the guarantees related to the Company. The Company has initiated terminating the lease of a facility supported by $8 million of performance guarantees and expects the termination to be completed in the second quarter of fiscal year 2013.

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

16. Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of September 28, 2012. See Note 8 for the fair value of the Company’s debt.

17. Discontinued Operations and Dispositions

In February 2012, the Company determined that the Morrisville business was no longer strategic to the Company. This business was under Allied Tube & Conduit Corporation (“Allied Tube”), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). Morrisville’s operations and cash flows have been removed from continuing operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The total loss, net of tax, from the sale was $4 million.

The following tables present the operating results of the Company’s discontinued operations for the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, the period from September 25, 2010 to December 22, 2010, and the fiscal year ended September 24, 2010 ($ in millions):

	Consolidated Successor Company		Combined Predecessor Company
	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	For the Year Ended September 24, 2010
Net sales	$24	$40	$12	$33
Costs and expenses	27	42	15	34

Loss before income tax	(3)	(2)	(3)	(1)
Income tax benefit	1	1	1	—

Loss from discontinued operations	$(2)	$(1)	$(2)	$(1)
Loss from disposal of discontinued business assets, net of tax	(4)	—	—	—

Loss from discontinued operations and disposal net of income tax benefit of $0, $1, $1 and $0, respectively	$(6)	$(1)	$(2)	$(1)

The following table shows an analysis of assets and liabilities of discontinued operations as of September 28, 2012, and September 30, 2011 ($ in millions):

	September 28, 2012	September 30, 2011
Current assets	$—	$16
Property, plant and equipment, net	—	31
Goodwill and intangible assets	—	11

Total assets of discontinued operations	—	58

Current liabilities	$—	$3

Total liabilities of discontinued operations	$—	$3

Included in current liabilities at September 30, 2011 was $3 million related to accounts payable and accrued and other current liabilities. The goodwill was allocated on a relative fair value basis.

The Company has classified several buildings and an investment in an unconsolidated joint venture as held for sale on the accompanying consolidated balance sheet as of September 28, 2012 and September 30, 2011. The components of assets held for sale at September 28, 2012 and September 30, 2011 consist of the following ($ in millions):

	September 28, 2012	September 30, 2011
Property, plant and equipment, net	$8	$6
Other assets	3	—

Assets held for sale	$11	$6

In January 2012, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in a joint venture in the Middle East for cash consideration of approximately $10 million, which was paid into an escrow account in May 2012. The escrow remains in the name of the buyer, and the Company retains the benefit of the investment until all deliverables are met. The carrying value of the equity method investment is $3 million and is classified as held for sale. The consideration is to be distributed incrementally from the escrow as certain milestones are reached. The Company will recognize the gain on the sale upon completion of the milestones.

In addition, the Company decided to sell several buildings. The Company has vacated the premises of the buildings and is actively searching for a buyer on the open market. The carrying value of the buildings is $8 million and $6 million at September 28, 2012 and September 30, 2011, respectively. The Company determined the fair value of one of the buildings based on the negotiated selling price and recorded a $1 million impairment charge in the fourth quarter of fiscal year 2012. The Company determined that the valuation of the building, which was classified within Level 2 of the fair value hierarchy, utilizing the negotiated sales price

On August 10, 2012, the Company sold the Gem Fabrication manufacturing facility for approximately $8 million. The Company recorded a loss of $5 million resulting from the sale which is included in “selling, general and administrative expense” on the statements of operations. The assets associated with the Gem Fabrication manufacturing facility were classified as held for sale in the third quarter.

18. Guarantor Financial Information

Under the indenture governing the Notes, certain 100% owned U.S. subsidiaries of Atkore International provided a full and unconditional guarantee on a joint and several basis of the Notes. Under the same indenture, the Company also provided a full and unconditional guarantee of the Notes. Atkore International is a 100% owned subsidiary of the Company.

The Company refers to the Notes priority collateral and the Credit Facility priority collateral together as the “Collateral.” The Collateral does not include any capital stock of a subsidiary of the Company, including Atkore International, to the extent that the pledge of such capital stock results in a requirement to file separate financial statements of such subsidiary under Rule 3-16 of Regulation S-X under the Securities Act. Any such capital stock covered by a pledge that triggers such a requirement to file financial statements of such subsidiary would be automatically released from being included in the Collateral, but only to the extent necessary to not be subject to such requirement. Accordingly, a significant portion of the capital stock of Atkore International, Atkore International (NV) Inc., Allied Tube & Conduit Corporation, as well as a portion of the capital stock of WPFY, Inc. and Atkore Foreign Holdings Inc., is currently not included in the pledge as Collateral as a result of the filing of the Registration Statement on Form S-4 filed with the SEC, as declared effective on October 19, 2011.

The following tables present financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the fiscal year ended September 28, 2012, for the period from December 23, 2010 to September 30, 2011, and on a combined basis for the period from September 25, 2010 to December 22, 2010, and the fiscal year ended September 24, 2010. The following financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Successor Company

Condensed Consolidated Statement of Operations

For the Fiscal Year Ended September 28, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,448	$278	$(39)	$1,687
Cost of sales	—	—	1,243	247	(39)	1,451
Selling, general and administrative	—	8	161	31	—	200

Operating (loss) income	—	(8)	44	—	—	36
Interest expense (income), net	—	11	39	(2)	—	48

(Loss) income before income taxes	—	(19)	5	2	—	(12)
Income tax benefit	—	(7)	(3)	—	—	(10)

(Loss) income from continuing operations	—	(12)	8	2	—	(2)
Loss from discontinued operations and disposal, net of tax benefit	—	—	(6)	—	—	(6)
(Loss) income from subsidiaries	(8)	4	—	—	4	—

Net (loss) income	$(8)	$(8)	$2	$2	$4	$(8)

Successor Company

Condensed Consolidated Statement of Operations

For the Period from December 23, 2010 to September 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,047	$230	$(19)	$1,258
Cost of sales	—	—	886	201	(19)	1,068
Selling, general and administrative	—	6	118	27	—	151
Transaction-related costs	—	16	—	—	—	16

Operating (loss) income	—	(22)	43	2	—	23
Interest expense, net	—	8	30	(1)	—	37

(Loss) income before income taxes	—	(30)	13	3	—	(14)
Income tax expense (benefit)	—	7	(6)	1	—	2

(Loss) income from continuing operations	—	(37)	19	2	—	(16)
Loss from discontinued operations and disposal, net of tax benefit	—	—	(1)	—	—	(1)
(Loss) income from subsidiaries	(17)	20	—	—	(3)	—

Net (loss) income	$(17)	$(17)	$18	$2	$(3)	$(17)

Predecessor Company

Condensed Combined Statement of Operations

For the Period from September 25, 2010 to December 22, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Combined
Net sales	$276	$70	$(6)	$340
Cost of sales	233	63	(6)	290
Selling, general and administrative	30	9	—	39

Operating income (loss)	13	(2)	—	11
Interest expense, net	10	1	—	11

Income (loss) before income taxes	3	(3)	—	—
Income tax expense (benefit)	2	(1)	—	1

Income (loss) from continuing operations	1	(2)	—	(1)
Loss from discontinued operations and disposal, net of tax expense	(2)	—	—	(2)

Net loss	$(1)	$(2)	$—	$(3)

Predecessor Company

Condensed Combined Statement of Operations

For the Fiscal Year Ended September 24, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Combined
Net sales	$1,124	$302	$(26)	$1,400
Cost of sales	931	255	(26)	1,160
Selling, general and administrative	141	30	—	171

Operating income	52	17	—	69
Interest expense, net	40	8	—	48

Income before income taxes	12	9	—	21
Income tax expense	14	5	—	19

(Loss) income from continuing operations	(2)	4	—	2
Loss from discontinued operations and disposal, net of tax expense	(1)	—	—	(1)

Net (loss) income	$(3)	$4	$—	$1

Successor Company

Condensed Consolidated Balance Sheet

As of September 28, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated

Assets
Current Assets:
Cash and cash equivalents	$—	$—	$16	$36	$—	$52
Accounts receivable, net	—	—	184	51	—	235
Receivables due from Tyco International Ltd. and its affiliates	—	—	3	6	—	9
Inventories, net	—	—	196	41	—	237
Assets held for sale	—	—	11	—	—	11
Prepaid expenses and other current assets	—	8	20	7	—	35
Deferred income taxes	—	—	20	2	—	22

Total current assets	—	8	450	143	—	601
Property, plant and equipment, net	—	—	247	36	—	283
Intangible assets, net	—	—	266	—	—	266
Goodwill	—	—	132	—	—	132
Deferred income taxes	—	—	—	3	—	3
Receivables due from Tyco International Ltd. and its affiliates	—	—	13	—	—	13
Investment in subsidiaries	552	628	—	—	(1,180)	—
Intercompany receivable	—	305	—	—	(305)	—
Other assets	—	21	2	8	—	31

Total assets of continuing operations	552	962	1,110	190	(1,485)	1,329
Total assets of discontinued operations	—	—	—	—	—	—

Total Assets	$552	$962	$1,110	$190	$(1,485)	$1,329

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$—	$—	$7	$—	$7
Accounts payable	—	—	108	22	—	130
Income tax payable	—	—	3	1	—	4
Accrued and other current liabilities	—	10	52	17	—	79

Total current liabilities	—	10	163	47	—	220
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(10)	93	—	—	83
Intercompany payable	—	—	302	3	(305)	—
Income tax payable	—	—	13	—	—	13
Pension liabilities	—	—	40	—	—	40
Other long-term liabilities	—	—	11	—	—	11

Total liabilities of continuing operations	—	410	622	50	(305)	777
Total liabilities of discontinued operations	—	—	—	—	—	—

Total Liabilities	—	410	622	50	(305)	777

Shareholder’s Equity:
Common shares and additional paid in capital	605	605	485	149	(1,239)	605
(Accumulated deficit) retained earnings	(25)	(25)	20	4	1	(25)
Accumulated other comprehensive (loss) income	(28)	(28)	(17)	(13)	58	(28)

Total Shareholder’s Equity	552	552	488	140	(1,180)	552

Total Liabilities and Shareholder’s Equity	$552	$962	$1,110	$190	$(1,485)	$1,329

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

Successor Company

Condensed Consolidated Statement of Cash Flows

For the Fiscal Year Ended September 28, 2012

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(10)	$80	$(12)	$—	$58

Cash flows from investing activities:
Capital expenditures	—	—	(16)	(6)	—	(22)
Change in due to (from) subsidiaries	—	94	—	—	(94)	—
Acquisitions of businesses, net of cash acquired	—	(38)	(2)	—	—	(40)
Other	—	—	9	—	—	9

Net cash provided by (used for) investing activities	—	56	(9)	(6)	(94)	(53)
Net cash provided by discontinued investing activities	—	—	40	—	—	40

Net cash provided by (used for) investing activities	—	56	31	(6)	(94)	(13)

Cash flows from financing activities
Borrowings under Credit Facility	—	495	—	—	—	495
Repayments under Credit Facility	—	(541)	—	—	—	(541)
Repayments of other long-term debt	—	—	(1)	—	—	(1)
Proceeds from short-term debt	—	—	—	7	—	7
Repayments of short-term debt	—	—	—	(1)	—	(1)
Change in due to (from) subsidiaries	—	—	(94)	—	94	—

Net cash (used for) provided by financing activities	—	(46)	(95)	6	94	(41)
Net cash provided by discontinued financing activities	—	—	—	—	—	—

Net cash (used for) provided by financing activities	—	(46)	(95)	6	94	(41)

Effect of currency translation on cash	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	—	16	(12)	—	4

Cash and cash equivalents at beginning of period	—	—	—	48	—	48

Cash and cash equivalents at end of period	$—	$—	$16	$36	$—	$52

Successor Company

Condensed Consolidated Statement of Cash Flows

For the Period from December 23, 2010 to September 30, 2011

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(18)	$45	$41	$—	$68

Cash flows from investing activities:
Capital expenditures	—	—	(30)	(8)	—	(38)
Change in due to (from) subsidiaries	—	12	—	—	(12)	—
Purchase price adjustments	—	—	(12)	—	—	(12)
Other	—	—	—	1	—	1

Net cash provided by (used for) continuing investing activities	—	12	(42)	(7)	(12)	(49)
Net cash used for discontinued investing activities	—	—	(1)	—	—	(1)

Net cash provided by (used for) investing activities	—	12	(43)	(7)	(12)	(50)
Cash flows from financing activities
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	—	(400)	—	—	(400)
Proceeds from issuance of senior secured notes	—	410	—	—	—	410
Borrowings under Credit Facility	—	471	—	—	—	471
Repayments under Credit Facility	—	(425)	—	—	—	(425)
Issuance of long-term debt to subsidiaries	—	(411)	—	—	—	(411)
Proceeds from long-term debt from Atkore International Inc	—	—	399	—	12	411
Change in due to (from) Atkore International	—	—	(1)	1	—	—
Payment of debt issuance costs	—	(38)	—	—	—	(38)
Change in parent company investment	—	3	—	—	—	3
Payment of short-term debt	—	—	—	(3)	—	(3)
Proceeds from short-term debt	—	—	—	1	—	1
Capital contribution	—	(4)	—	4	—	—

Net cash provided by (used for) continuing financing activities	—	6	(2)	3	12	19

Net cash provided by discontinued financing activities	—	—	—	—	—	—

Net cash provided by (used for) financing activities	—	6	(2)	3	12	19
Effect of currency translation on cash	—	—	—	(3)	—	(3)

Net increase in cash and cash equivalents	—	—	—	34	—	34

Cash and cash equivalents at beginning of period	—	—	—	14	—	14

Cash and cash equivalents at end of period	$—	$—	$—	$48	$—	$48

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

Predecessor Company

Condensed Combined Statement of Cash Flows

For the Fiscal Year Ended September 24, 2010

($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Atkore Combined
Cash flows provided by (used for) operating activities	$60	$(30)	$30

Cash flows from investing activities:
Capital expenditures	(34)	(11)	(45)
Change in due to (from) Tyco International Ltd. and its affiliates	67	69	136
Proceeds from sale of fixed assets	3	—	3

Net cash provided by continuing investing activities	36	58	94
Net cash (used for) discontinued investing activities	(40)	—	(40)

Net cash (used for) provided by investing activities	(4)	58	54
Cash flows from financing activities
Proceeds of long-term debt due to Tyco International Ltd. and its affiliates, net	—	12	12
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	(22)	(22)
Change in parent company investment	(56)	(16)	(72)

Net cash used for continuing financing activities	(56)	(26)	(82)
Net cash provided by discontinued financing activities	—	—	—
Net cash used for financing activities	(56)	(26)	(82)

Net increase in cash and cash equivalents	—	2	2

Cash and cash equivalents at beginning of period	—	31	31

Cash and cash equivalents at end of period	$—	$33	$33

19. Selected Quarterly Data (Unaudited)

The Company reports its interim quarterly periods on a 13-week basis ending on a Friday with the fiscal year ending on September 28 for fiscal year 2012. In fiscal year 2012, the Company’s interim quarterly periods ended December 30, March 30, June 29, and September 28; and in fiscal year 2011, the Company’s interim quarterly periods ended for the period from December 23, 2010 to September 30, 2011 on December 24, March 25, June 24, and September 30, respectively.

Selected quarterly financial information is presented in the table below for the quarterly periods of fiscal year 2012 and fiscal year 2011 which is the first year of the Company’s existence as an independent, stand-alone entity.

We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 17 ($ in millions).

	Fiscal Year 2012
	Successor Company
	December 30	March 30	June 29	September 28
Net Sales	$371	$427	$428	$461
Gross profit	47	71	62	56
(Loss) income from continuing operations, net of income tax	(7)	6	—	(1)
Loss from discontinued operations and disposal, net of income tax	(1)	(2)	(3)	—
Net (loss) income	$(8)	$4	$(3)	$(1)

	Fiscal Year 2011
	Predecessor Company	Successor Company
	For the period from September 25, 2010 to December 22, 2010	December 24	March 25	June 24	September 30
Net Sales	$340	$—	$392	$417	$449
Gross profit	50	—	64	80	46
(Loss) income from continuing operations, net of income tax	(1)	(15)	3	14	(18)
(Loss) income from discontinued operations and disposal, net of income tax	(2)	—	1	(1)	(1)
Net (loss) income	$(3)	$(15)	$4	$13	$(19)

20. Subsequent Events

On November 28, 2012, the Company made the decision to shut down an underperforming facility. The closure is expected to be completed in the third quarter of fiscal year 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2012.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of September 28, 2012, the Company’s internal control over financial reporting is effective.

(c)	Changes in Internal Control over Financial Reporting

From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal year that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the executive officers of Atkore International, Inc. (“Atkore International”). Atkore International is a wholly-owned subsidiary of Atkore International Holdings Inc., which is a holding company with no operations and no assets other than its investments in its subsidiaries, and it conducts all of its operations through its subsidiaries. The respective age and position of each individual in the table below is as of December 1, 2012.

Name	Age	Position
John P. Williamson	51	President and Chief Executive Officer
James A. Mallak	57	Vice President and Chief Financial Officer
Edward T. Kurasz	49	Executive Vice President-Sales, Allied Tube & Conduit
Robert A. Pereira	61	President, AFC Cable Business Unit
Steven G. Elsdon	40	President, Unistrut International Business Unit
Gary E. Uren	52	Vice President, Business Development & Strategy
Kevin P. Fitzpatrick	48	Vice President, Global Human Resources
Eileen P. Tierney	55	General Counsel and Corporate Secretary

Atkore International Holdings Inc. owns all of Atkore International’s outstanding capital stock, and Atkore International Group Inc. (“Atkore Group”) owns all of the outstanding capital stock of Atkore International Holdings Inc. As a result, the following table discloses the members of the Board of Directors of Atkore Group (the “Board of Directors”), as they have power to direct the decisions made by Atkore International Holdings Inc.’s sole shareholder. In connection with the closing of the Transactions (described in Part I, Item 1. “Business”), Atkore Group, Tyco International Holdings S.a.r.l. (“Seller”) and CD&R Allied Holdings, L.P., an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (“CD&R”), entered into a Stockholders Agreement which sets forth certain terms and conditions regarding the equity securities of Atkore Group and its subsidiaries including certain provisions regarding the management of Atkore Group and its subsidiaries and the appointment of directors. Pursuant to the Stockholders’ Agreement, the Board of Directors is currently comprised of eight directors. CD&R currently has the right to designate four directors, and Seller currently has the right to designate three directors. The Chief Executive Officer of Atkore Group is the eighth director. For more information on the Stockholders’ Agreement, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.” Each of the directors has been a member of the Board of Directors since the Transactions, except Mr. Williamson, who has been a director since June 1, 2011, and Mr. Roche, who has been a director since January 17, 2012. The respective age of each individual in the table below is as of December 1, 2012.

Name	Age	Position
Philip W. Knisely	58	Chairman of the Board
John P. Williamson	51	Director
James G. Berges	65	Director
Nathan K. Sleeper	39	Director
Jonathan L. Zrebiec	32	Director
George R. Oliver	52	Director
Robert M. Roche	45	Director
Mark P. Armstrong	50	Director

John P. Williamson, President and Chief Executive Officer and Director, joined Atkore International in June 2011. Before joining Atkore International, Mr. Williamson spent six years with ITT Corporation. From April 2009 to June 2011, he served as President of the Water & Wastewater division headquartered in Stockholm, Sweden. He was President of the ITT Residential and Commercial Water division from August 2007 to March 2009, and Vice President and Director of Operational Excellence from August 2005 to August 2007. Prior to working for ITT, Mr. Williamson spent 17 years with Danaher Corporation, ultimately serving as Senior Vice President of Global Operations for Fluke Corporation. Mr. Williamson earned a Bachelor of Arts in Business Administration from California State University Fullerton and holds a Certificate in Strategic Marketing Management from Harvard Business School.

James A. Mallak, Vice President and Chief Financial Officer, joined Atkore International in March 2012. Prior to joining the company, from March 2008 to March 2012, Mr. Mallak served as Managing Director at Alvarez & Marsal, a global professional services firm where he focused on international financial management, corporate financial administration, merger and acquisition transactions and corporate restructurings. From 2004 to 2007, Mr. Mallak was the Chief Financial Officer at Tower Automotive Inc. with responsibility for ensuring the financial integrity of 48 manufacturing locations. Tower Automotive filed for bankruptcy in February 2005. Mr. Mallak also served as Executive Vice President and Chief Financial Officer for two operating segments of Textron, Inc., a global manufacturer for the aerospace and defense, automotive and transportation, as well as industrial manufacturing industries. Mr. Mallak earned a Master’s of Business Administration from the Eli Broad College of Business at Michigan State University and a Bachelor’s degree in Accounting from Michigan State University.

Edward T. Kurasz, Executive Vice President-Sales, Allied, Tube & Conduit, has served as Executive Vice President-Sales for Allied Tube & Conduit since October 2012. Mr. Kurasz previously served as President-Pipe, Tube & Conduit from April 2011 to September 2012 and as Vice President and General Manager of the Predecessor Company’s Engineered Products and Services Division from 2008 until April 2011. Mr. Kurasz was Vice President and General Manager of the Pipe and Tube division of the Predecessor Company from 2004 to 2008 and as Senior Regional Sales Manager for that division from 2001 to 2004. From 1999 to 2001, Mr. Kurasz served as Director of Sales for Newman Monmore Tubes, a division of Tyco in the United Kingdom. From 1991 to 1999, Mr. Kurasz held various sales and marketing positions in the Predecessor Company’s Mechanical and Standard Pipe divisions. Mr. Kurasz holds a Bachelor’s degree in Management from Park College and a Master’s degree in Marketing from DePaul University.

Robert A. Pereira, President, AFC Cable Business Unit, has held this position since April 2011. He joined AFC Cable Systems with the Predecessor Company in 1985 and has served in a number of key management roles. Most recently, he has been responsible for all operational areas, including strategic planning, manufacturing, distribution, human resources and product development, where he has been prominent in developing a number of our patented and patent pending products. Prior to joining AFC Cable Systems, Mr. Pereira was Vice President and General Manager for the Electrical Products Division of Revere Copper and Brass. Mr. Pereira holds a Bachelor’s degree in Management from the University of Massachusetts and has completed additional studies at Northeastern University’s Executive MBA program.

Steven G. Elsdon, President, Unistrut International Business Unit, was named to his current position in October 2012. He has been with the Company since 2005. He served as President of North America Cable Management Systems from April 2011 to October 2012 and as Vice President of Sales & Marketing for Columbia-MBF, a supplier of steel and aluminum conduit accessories, cable, raceways, connection and supporting solutions for the Canadian market from September 2005 to April 2011. Prior to that, Mr. Elsdon spent more than 10 years in sales and marketing roles of increasing responsibility at Cooper Industries. He has completed courses at the executive education center at Shulich School of Business, York University and holds a Master’s Certificate in Business Administration from York University.

Gary E. Uren, Vice President, Business Development & Strategy, was named to his current position in October 2012 and has responsibility for managing the business portfolio at Atkore International, including mergers, acquisitions, divestitures and corporate strategic planning. Mr. Uren previously served as President of Europe, Middle East, Australia (“EMEA”) & Asia Pacific (“APAC”) from 2010 to 2012. He joined the Predecessor Company in 2008 as Managing Director for the APAC region with responsibility for growing the Australia business as well as developing manufacturing capabilities in Changshu, China. Mr. Uren has 20 years of experience as a senior executive in the Electrical Products, Technology and Building Services sectors, working extensively throughout Australia and Asia. Prior to joining Atkore International, Mr. Uren was Managing Director of Legrand Australia/New Zealand for eight years and Director of HPM-Legrand. Mr. Uren concurrently served as a Director of Australian Electrical and Electronic Manufacturers’ Association (AEEMA), the peak representative body for the Australian Electrical ICT & Electronics industries. He holds a diploma in Management from St. George Technical College and a Master’s of International Business (MBA) from Southern Cross University.

Kevin P. Fitzpatrick, Vice President, Global Human Resources, has served as Vice President for Global Human Resources since January 2012. Prior to that, Mr. Fitzpatrick served as Vice President of Human Resources for A.M. Castle & Company, a global distributor of specialty metals and supply chain services for aerospace, oil & gas, heavy equipment and other industries, from 2009 to 2012. Mr. Fitzpatrick also served as Vice President, North American Human Resources and Administration for UPM Kymmene Corporation, a global forest products manufacturer, from 2001 to 2009. His past experience includes leadership roles in other manufacturing companies, where he was responsible for compensation and benefits, labor relations, talent acquisition and management, training, and employment matters. Mr. Fitzpatrick earned a Master’s of Business Administration degree from Northwestern University Kellogg School of Management, a Juris Doctor degree from Marquette University Law School, and a Bachelor of Arts degree in Business Administration from the University of Wisconsin, Whitewater.

Eileen P. Tierney, General Counsel & Corporate Secretary, has served in her current position since March 2011. She joined the Predecessor Company in 2007 as General Counsel of the Electrical & Metal Products division, and in 2008, was also named General Counsel of Tyco’s Fire Detection business based in the United Kingdom. Prior to joining the Predecessor Company, Ms. Tierney held progressively responsible legal positions during her 17 years at Andrew Corporation, a global provider of antenna, coaxial cable and infrastructure systems for the telecommunications industry, including serving as Assistant General Counsel and Assistant Corporate Secretary from 1997 to 2006. Ms. Tierney began her career as an associate at the law firm of Vedder Price, where she focused on employment and corporate law. Ms. Tierney earned a Juris Doctor degree from the University of Illinois School of Law and a Bachelor of Arts degree in Public Administration from Purdue University.

Phillip W. Knisely, Chairman, is an operating advisor to CD&R. In 2010, he retired from Danaher Corporation, a leading manufacturer of medical equipment and environmental and professional instrumentation, where he served for ten years as Executive Vice President and Corporate Officer. He was a member of the Office of the Chief Executive managing the performance, corporate strategy, and organization evolution of Danaher Corporation. Mr. Knisely continues in a consulting capacity for Danaher. Prior to joining Danaher, he was Co-Founder, President and CEO of Colfax Corporation, where he managed portfolio companies totaling $900 million in revenue with $200 million in equity capital investments. He served as President of AMF Industries, a privately held diversified manufacturer from 1988 to 1995, and before that, had a ten-year career with Emerson Electric Co. Mr. Knisely holds a BSIE from General Motors Institute and a Master’s of Business Administration from the Darden School of Business. Mr. Knisely was a 1977 Shermet Award winner while at Darden and today is the Chairman for the Darden School Foundation Board of Trustees. Mr. Knisely is also Chairman of the Board of Directors of Roofing Supply Group, Inc., and was a Director of Diversey Holdings Inc. and Diversey Inc. from 2010 to 2011.

James G. Berges, Director, is a partner at CD&R, having become a partner of its predecessor, CD&R, Inc. in 2006. Prior to joining CD&R, from 1999 until his retirement in 2005, Mr. Berges served as President of Emerson Electric Co., a global manufacturer of products, systems and services for industrial automation, process control, HVAC, electronics and communications, and appliances and tools. He is Chairman of HD Supply, Inc. and Hussmann International, Inc. and a Director of PPG Industries, Inc., and NCI Building Systems, Inc. Mr. Berges served as a Director of Diversey Holdings, Inc. and Diversey, Inc. from 2009 to 2010, and as Director and Chairman of Sally Beauty Supply Holdings, Inc. from 2006 to 2012. Mr. Berges holds a Bachelor’s degree in Electrical Engineering from the University of Notre Dame.

Nathan K. Sleeper, Director, is a partner of CD&R, having joined its predecessor, CD&R, Inc. in 2000. Prior to joining CD&R, Inc., he was employed by Goldman, Sachs & Co. in the investment banking area, and by Tiger Management. Mr. Sleeper serves as a Director of U.S. Foods, Inc., NCI Building Systems, Inc., Hussmann International, Inc., HD Supply, Inc., Roofing Supply Group, Inc., and Wilsonart International Holdings, LLC, and served as a Director of Hertz Global Holdings, Inc and the Hertz Corporation from 2005 to 2011 and Culligan Ltd. from 2004 to 2012. Mr. Sleeper holds a Bachelor’s degree from Williams College and a Master’s of Business Administration from Harvard Business School.

Jonathan L. Zrebiec, Director, is a financial principal of CD&R, the successor to the investment management business of CD&R, Inc., which he joined in 2004. Prior to joining CD&R, Inc. he was employed by Goldman, Sachs & Co. in the investment banking division. He served as a Director of Hussmann Parent, Inc., NCI Building Systems, Inc., Roofing Supply Group, Inc. and Wilsonart International Holdings, LLC. Mr. Zrebiec holds a Bachelor’s Degree in Economics from the University of Pennsylvania and a Master’s of Business Administration from Columbia University.

George R. Oliver, Director, is the Chief Executive Officer of Tyco and a member of Tyco’s board of directors. He joined Tyco in 2006, serving as President of Tyco Safety Products from 2006 to 2010 and as Segment President of Tyco Electrical and Metal Products, our Predecessor Company, from 2007 through 2010. He was appointed President of Tyco Fire Protection in 2011. Prior to joining Tyco in 2006, Mr. Oliver served in operational roles of increasing responsibility at several General Electric divisions, most recently as President and Chief Executive Officer of GE Water and Process Technologies. Mr. Oliver holds a Bachelor’s degree in Mechanical Engineering from Worcester Polytechnic Institute.

Robert M. Roche, Director, is Chief Financial Officer for the Installation & Service Business of Tyco. He joined Tyco in July 2003, serving as Director, Financial Planning & Analysis from 2003 to 2005, Controller of Tyco Fire & Security from 2005 to 2006, Chief Financial Officer of the Fire Suppression & Building Products business from 2006 through 2009, Chief Financial Officer of Tyco Fire Protection from 2009 through 2011, and Vice President of Financial Operations for the Tyco Fire & Security Segment through September 2012. Prior to joining Tyco, Mr. Roche held leadership roles at Bristol-Myers Squibb, including Director of Corporate Financial Analysis, Director of Finance for the Virology Unit, and Finance Manager for the Latin America region. Mr. Roche earned a Bachelor’s degree in Accounting from the University of Scranton and a Master’s of Business Administration degree from New York University’s Stern School of Business, and is a certified public accountant.

Mark P. Armstrong, Director, is Senior Vice President Mergers and Acquisitions & Treasurer. He joined Tyco in November 2003, serving as Vice President-Mergers and Acquisitions. Prior to joining Tyco, Mr. Armstrong spent six years with Ingersoll-Rand Company, most recently as President of Dor-A-Matic Inc. (its automatic door business) and before that as Executive Director Corporate Planning and Development at Allied Signal. Mr. Armstrong earned a Master’s in Business Administration degree from Washington University in St. Louis, Missouri and a Bachelor’s degree from St. Louis University.

When considering whether directors and nominees have the experience, qualifications, attributes or skills, taken as a whole, to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of our business and structure, the Board of Directors focuses primarily on each person’s background and experience as reflected in the information discussed in each of the director’s individual biographies set forth immediately above. In the view of the Board of Directors, its members provide an appropriate mix of experience and skills relevant to the size and nature of our business. In particular, the current members of the Board of Directors have the following important characteristics:

•

Messrs. Berges, Sleeper and Zrebiec are representatives appointed by the CD&R Holders (as defined below) and have significant financial and investment experience from their involvement in CD&R’s investments in numerous portfolio companies and their own active roles in overseeing those businesses;

•

Mr. Knisely, who was also appointed by the CD&R Holders, has extensive experience in our industry, including service as Executive Vice President and Corporate Officer of a large publicly traded manufacturing company;

•

Messrs. Oliver, Roche and Armstrong are representatives appointed by the Tyco Holders (as defined below), and have significant experience in our industry, including leadership positions in Tyco, including within TEMP, our Predecessor Company; and

•	Mr. Williamson, our President and Chief Executive Officer, has extensive experience in industries similar to ours, as well as significant leadership experience in the operations area.

Committees of the Board of Directors

The Board of Directors has an Audit Committee, a Compensation Committee and a Governance Committee, all of which report to the Board of Directors as they deem appropriate, and as the Board of Directors may request.

The Audit Committee is responsible for, among other things, (1) pre-approving all permissible audit and non-audit services by our independent registered public accounting firm and (2) assisting the Board of Directors in: (a) reviewing our financial reporting and other internal control processes; (b) reviewing our financial statements; (c) conferring with our independent registered public accounting firm to review the scope and results of their financial audit and quarterly reviews; (d) reviewing the qualifications, performance and independence of the registered public accounting firm; (e) meeting with the independent registered public accounting firm, appropriate financial personnel and internal financial controllers regarding internal controls, critical accounting policies and other matters; and (f) overseeing internal audit functions and all compliance, internal controls and risk management policies, including our compliance with legal and regulatory requirements and our code of business conduct and ethics. The current members of our Audit Committee are Mr. Armstrong, Mr. Roche, Mr. Zrebiec and Mr. Sleeper. Mr. Sleeper serves as the Chairman of the Committee. The Board of Directors has determined that Mr. Sleeper qualifies as an “audit committee financial expert” as defined by the Securities and Exchange Commission.

The Compensation Committee is responsible for reviewing and approving the compensation and benefits of our senior management and other employees, administering our employee benefit plans, authorizing and ratifying grants under our equity incentive plan and other incentive arrangements and authorizing employment and related agreements. The current members of the Compensation Committee are Mr. Knisely, Mr. Oliver and Mr. Sleeper. Mr. Sleeper serves as the Chairman of the Committee.

The Governance Committee is responsible for overseeing our corporate governance practices and reporting and making recommendations to the Board of Directors concerning governance matters, including overseeing the evaluation of the Board of Directors and committees of the Board of Directors from a corporate governance perspective. The current members of the Governance Committee are Mr. Knisely, Mr. Armstrong, Mr. Williamson and Mr. Sleeper. Mr. Knisely serves as the Chairman of the Committee.

Copies of the Audit Committee charter, Compensation Committee charter, and Governance Committee charter are available on the Company’s website at www.atkore.com under the heading “Corporate Governance.” The Company has adopted a Code of Ethics that applies to all employees, officers and directors and set forth guidance to help in recognizing and dealing with ethical issues, to provide mechanisms for reporting unethical conduct, and to promote a culture of honesty and accountability. A copy of the Code of Ethics is available on the Company’s website at www.atkore.com under the heading “Corporate Governance.” We will promptly post any amendments to or waivers of our Code of Ethics regarding our principal executive officer, principal financial officer, principal accounting officer or controller, or person performing similar functions, on our website (www.atkore.com) under the heading “Corporate Governance.”

Meetings of the Board of Directors and Committees

During fiscal year 2012, the Board of Directors held 4 meetings, the Compensation Committee held 4 meetings, the Governance Committee held 3 meetings and the Audit Committee held 6 meetings. Atkore Group requires each director to regularly attend meetings of the Board of Directors and all committees of the Board of Directors upon which the directors serve. All directors attended at least 75% of meetings of the Board of Directors and committees thereof of which he was a member.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

The Compensation Discussion and Analysis section discusses and analyzes the executive compensation program for Atkore International’s named executive officers for fiscal year 2012: Mr. John Williamson, President and Chief Executive Officer (“CEO”); Mr. James Mallak, Vice President and Chief Financial Officer; Mr. Karl Schmidt, former Vice President and Chief Financial Officer; Mr. Edward Kurasz, Executive Vice President–Sales, Allied Tube & Conduit; Mr. Kevin Fitzpatrick, Vice President, Global Human Resources; Mr. Gary Uren, Vice President, Business Development and Strategy (collectively, the “named executive officers” or “NEOs”).

Compensation Overview and Philosophy

The purpose of Atkore International’s compensation program is to motivate employees to create shareholder value in exchange for meaningful financial rewards. The program supports the attraction, retention and motivation of talented employees who are committed to delivering a positive customer experience.

Our pay-for-performance model includes delivering a competitive total compensation package, which is comprised of base salary and, short- and long-term incentives at appropriate levels, as well as competitive benefits and perquisites. Total compensation is targeted at the market median, per prevailing practices in the countries where Atkore International operates. Our philosophy allows for above market total compensation when justified by individual and company results that exceed the financial and operating business plans.

Atkore International’s compensation programs align with the business and are guided by these key principles:

•	A strong link between pay and performance—both at the company and the individual level;

•	When the company has outstanding performance, total target compensation can be above the prevailing market median—correlating with the level of success achieved;

•	Executive compensation aligned with shareholder interests;

•	A total rewards package that enables the recruitment and retention of high-performing, talented individuals in a competitive marketplace; and

•	A simple, cost-efficient and understandable program design.

Process for Setting Executive Compensation

The Compensation Committee of the Board of Directors of Atkore Group (the “Compensation Committee”) is responsible for reviewing and approving the compensation of our senior management (other than the CEO) as recommended by the CEO. The Chairman of the Board of Directors and the Compensation Committee evaluate the CEO’s performance and, based upon the results of this performance evaluation, determine the CEO’s compensation.

The annual process for determining executive compensation takes place at several meetings throughout the fiscal year. Base salary increase recommendations are typically reviewed and approved at the Compensation Committee’s February meeting for implementation effective April 1 of the current fiscal year. In general, the Compensation Committee reviews and approves recommendations for the prior year Annual Incentive Plan (“AIP”) awards in the first quarter of the following fiscal year. The annual stock option grant approval process typically occurs during the first quarter of the current fiscal year. The Compensation Committee expects a similar process to occur in future years. The Compensation Committee believes this enables it to examine and consider our financial performance, as well as the relative performance of the executive officers, during the previous fiscal year in establishing the upcoming fiscal year’s compensation and performance goals. Throughout this process, the Compensation Committee receives input from members of management, as described below.

The Role of Management

The CEO recommends to the Compensation Committee compensation packages for executives who report directly to him. The Vice President of Global Human Resources also provides input on compensation for each of the executives other than himself. In fiscal year 2012, prior to each Compensation Committee meeting, the CEO and the Vice President of Global Human Resources provided input on the materials prepared by management and presented to the Committee.

Elements of Compensation

For fiscal year 2012, the principal components of compensation for executive officers were:

•	Base salary;

•	Annual incentive compensation paid in the form of cash bonuses;

•	Long-term equity incentive compensation; and

•	Retirement savings plans.

Base Salary

Base salary represents the fixed portion of our named executive officers’ total compensation. Although the Compensation Committee believes that a substantial portion of each executive officer’s total compensation should be “at risk,” the Compensation Committee also recognizes the importance of setting market competitive base salaries to attract, retain and motivate top talent. In setting annual base salary levels, the Compensation Committee takes into account competitive considerations, individual performance, time in position, internal pay equity, and the impact on our selling, general and administrative expenses. In fiscal year 2012, decisions regarding executive salaries were determined primarily by a review of salary data for the 50th percentile in the external market for similarly sized companies from a revenue perspective. In fiscal year 2012, we utilized data from the Towers Watson Top Management Compensation survey as our primary benchmark data. Additionally, we also reviewed information from CompData surveys for a market reference point within the manufacturing industry. Executives’ salaries vary based on a review of individual performance and the other above referenced criteria. As of August 1, 2012, base salaries for the named executive officers employed by Atkore International were as follows: Mr. Williamson, $540,000; Mr. Mallak, $375,000; Mr. Kurasz, $300,000; Mr. Fitzpatrick, $300,000 and Mr. Uren, $274,260.

Annual Incentive Plan Compensation

Our AIP is designed primarily to reward growth in EBITDA (which is earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash and unusual items) and improved cash flow, which is measured by the number of days improvement in working capital days. Additionally, each executive has a portion of his or her AIP compensation based on individual performance. For fiscal year 2012, individual performance was measured against objectives including cost management, strategic initiatives and talent development. These metrics measure the success of the most important elements of our business strategy and require Atkore International to balance increases in revenue with financial discipline to produce strong margins and a high level of cash flow. Final payouts are capped at 200% of target. For fiscal year 2012, the performance metrics applicable to the named executive officers were weighted as follows:

EBITDA	65%
Change in Working Capital Days	25%
Personal Performance Objectives	10%

For fiscal year 2012, the actual financial numbers assigned to EBITDA and change in working capital days were as follows ($ in millions):

	Threshold	Target	Maximum	Actual
EBITDA	$106.0	$141.4	$176.7	$116.5
Change in Working Capital Days	6.9	13.8	17.3	14.1
Payout Percentage	50%	100%	200%	78.6%

For fiscal year 2012, the personal performance component was weighted as follows:

	Threshold	Target	Maximum
Personal Performance	0%	10%	20%

For fiscal year 2012, the Compensation Committee considered the following factors in determining the personal performance component for our named executive officers under the AIP: (i) input from the CEO; (ii) personal observation of performance; and (iii) the named executive officer’s achievement of individual objectives, which included cost management, strategic initiatives and talent development. In addition, the Compensation Committee has discretion to reduce award amounts if it deems appropriate and to increase award amounts for outstanding contributors. The Chairman of the Board of Directors recommended the AIP award for the CEO. This recommendation was subsequently approved by the Compensation Committee. The Compensation Committee approved the AIP recommendations made by the CEO for the other named executive officers without any changes.

The table below shows the threshold, target and maximum bonus payments set for the named executive officers under the Company’s AIP for fiscal year 2012, as well as the actual bonus payments that each of the named executive officers received.

Fiscal Year 2012 AIP Bonus Summary

Named Executive Officer	Target Bonus Opportunity as percentage of Salary %(4)	Threshold $	Target $	Maximum $	Actual $

John P. Williamson	100%	$270,000	$540,000	$1,080,000	$435,240
James A. Mallak(1)	60%	$64,286	$128,571	$257,143	$128,571
Karl J. Schmidt(2)	60%	$109,500	$219,000	$438,000	$219,000
Edward T. Kurasz	60%	$90,000	$180,000	$360,000	$139,680
Kevin P. Fitzpatrick(1)	50%	$42,043	$108,791	$217,582	$108,791
Gary E. Uren(3)	40%	$54,852	$109,704	$219,409	$87,785

1	Under their respective offer letters, Mr. Mallak and Mr. Fitzpatrick are guaranteed minimum payments under the AIP for fiscal year 2012 at their target amounts, prorated for the number of days worked during fiscal year 2012.
2	Pursuant to his separation agreement, Mr. Schmidt received 100% of his target annual bonus.
3	USD converted from GBP by using the exchange rate in effect at the end of fiscal year 2012. Under his contract of employment, Mr. Uren is guaranteed participation in the AIP at the 40% level, and that is the maximum percentage that he is eligible to receive.
4	Target Bonus Opportunity under the AIP is equivalent to the target percentage of the individual annual base salary as of August 1, 2012.

Atkore International Group Inc. Stock Incentive Plan

On May 16, 2011, the Board of Directors adopted the Atkore International Group Inc. Stock Incentive Plan (“the “Stock Incentive Plan”). A maximum of 6 million shares of common stock of Atkore Group (“Common Stock”) are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan provides for stock purchases and grants of other equity awards including non-qualified stock options, restricted stock, and restricted stock units, to officers and key employees. As of September 28, 2012, there were 323,941 shares of Common Stock outstanding as a result of stock purchases under the Stock Incentive Plan and 1,696,808 shares underlying outstanding stock options issued under the Stock Incentive Plan. As of September 28, 2012, Mr. Williamson, Mr. Mallak, Mr. Kurasz, Mr. Fitzpatrick and Mr. Uren have purchased 100,000 shares, 30,000 shares, 21,475 shares, 30,000 shares and 15,000 shares, respectively, and received stock options to purchase 400,000 shares, 90,000 shares, 64,425 shares, 90,000 shares and 45,000 shares, respectively, of Common Stock pursuant to the Stock Incentive Plan. Mr. Kurasz also committed to purchase an additional $35,250 worth of shares of Common Stock in the future through the Deferred Investment Program described below.

In connection with the initial offering of shares under the Stock Incentive Plan, participants who were offered the opportunity to purchase Atkore Group stock were also offered the opportunity to participate in a program under which each participant could make all or a portion of his or her investment over a period of time (the “Deferred Investment Program”). The portion of the investment that a participant chose to defer will be paid by applying 20% of the pre-tax amount of any annual bonuses that the participant would otherwise receive towards the payment of the deferred investment amount until the total deferred investment amount is paid. The per share price applicable to shares purchased through the Deferred Investment Program is equal to the greater of (i) $10 and (ii) the fair market value of a share of Common Stock as of the applicable bonus payment date.

The Board of Directors has approved the issuance of stock options to align executives’ compensation to the return earned by shareholders, thereby incentivizing executives to increase shareholder value. Options, including those granted in fiscal year 2012, have an exercise price equal to $10 on the grant date, vest ratably over five years unless earlier forfeited and have a term of ten years. In fiscal year 2012, the Compensation Committee approved an annual grant of stock options on December 7, 2011. The number of options granted to each of the named executive officers on December 7, 2011 was as follows: Mr. Williamson, 80,000; Mr. Schmidt, 40,000; Mr. Kurasz, 60,000; and Mr. Uren, 30,000. On December 2, 2011, Mr. Schmidt and Mr. Kurasz purchased additional shares under the Deferred Investment Program and were granted 12,196 and 6,825, matching options, respectively. Pursuant to the terms of their employment agreements as described below under the heading “Employment Agreements,” as a result of purchasing shares of Common Stock under the Stock Incentive Plan, Mr. Mallak and Mr. Fitzpatrick were each granted 90,000 matching options on July 30, 2012 and April 4, 2012, respectively. The cost of stock options, based on the fair market value of Atkore Group’s shares on the date of grant, is being charged to selling, general and administrative expenses over the respective vesting periods.

The Compensation Committee generally makes equity grants at approximately the same time each year (during the first fiscal quarter) following our release of financial information; however, the Compensation Committee may choose to make equity awards outside of the annual broad-based grant (i.e., for new hires, including as described above for Mr. Mallak and Mr. Fitzpatrick). It is the Compensation Committee’s practice not to grant equity awards when Atkore Group or its subsidiaries possess material non-public information. Stock options may be granted only with an exercise price at or above the fair market value of Atkore Group’s stock by using the Black-Scholes option pricing model.

Under the Stock Incentive Plan, an executive’s unvested stock options are canceled upon the termination of his or her employment, except for terminations due to death or disability. Upon death or disability, unvested stock options vest immediately and remain exercisable for the period specified below. In the case of a termination for “cause” (as defined in the Stock Incentive Plan), the executive’s unvested and vested stock options are canceled as of the effective date of the termination. Following a termination of employment other than for cause, vested options are canceled unless the executive exercises them within 90 days (180 days if the termination was due to death, disability or retirement) or, if sooner, prior to the options’ normal expiration date.

If the termination of employment occurs prior to a public offering, Atkore Group, CD&R and Seller have the right to purchase any shares of Common Stock owned by the executive, including Common Stock that the executive acquired upon the exercise of options. Upon a termination other than for cause, the purchase price per share is equal to the “fair market value” (as defined in the Stock Incentive Plan) of the shares on the later of the date (i) the executive’s employment terminated and (ii) that is six months and one day after the shares were purchased by the executive. Upon termination for cause, the purchase price is equal to the lesser of fair market value and the cost of the shares to the executive.

If Atkore Group experiences a “change in control” (as defined in the Stock Incentive Plan), the vesting of stock options will generally accelerate, and the options will be canceled in exchange for a cash payment equal to the change in control price per share minus the exercise price of the applicable option, unless the Board of Directors elects to allow alternative awards in lieu of acceleration and payment. The Board of Directors also has the discretion to accelerate the vesting of options at any time and from time to time.

Under the Stock Incentive Plan a “change in control” is the occurrence of:

(a) the acquisition by any person, entity or “group” (as defined in Section 13(d) of the Securities Exchange Act of 1934, as amended) of more than 50% of the combined voting power of Atkore Group’s then outstanding voting securities, other than any such acquisition by Atkore Group, any of its subsidiaries, any employee benefit plan of Atkore Group or any of its subsidiaries, or by CD&R, Seller, their successors (collectively, the “Investors”), or any affiliates of any of the foregoing;

(b) the merger, consolidation or other similar transaction involving Atkore Group, as a result of which both (x) persons who were stockholders of Atkore Group immediately prior to such merger, consolidation, or other similar transaction do not, immediately thereafter, own, directly or indirectly, more than 50% of the combined voting power entitled to vote generally in the election of directors of the merged or consolidated company, and (y) any or all of the Investors (individually or collectively) do not, immediately thereafter, own, directly or indirectly, more than 50% of the combined voting power entitled to vote generally in the election of directors of the merged or consolidated company;

(c) within any 12-month period, the persons who were directors of Atkore Group at the beginning of such period (the “Incumbent Directors”) cease to constitute at least a majority of the Board of Directors, provided that any director elected or nominated for election to the Board of Directors by a majority of the Incumbent Directors then still in office shall be deemed to be an Incumbent Director; or

(d) the sale, transfer or other disposition of all or substantially all of the assets of Atkore Group to one or more persons or entities that are not, immediately prior to such sale, transfer or other disposition, affiliates of Atkore Group.

Retirement Savings Plans

The named executive officers participate in our tax-qualified defined contribution 401(k) retirement savings plan. We believe a competitive retirement program aligns with market practices, and thereby contributes to the recruitment and retention of top executive talent. We match the contributions of each of our employees, including our named executive officers, at a rate of 50% of the first 6% contributed. Employees are immediately vested in the matching contributions.

Perquisites

In general, Atkore International provides limited perquisites to the named executive officers. For fiscal year 2012, Mr. Uren, in his leadership role for EMEA and APAC, received limited perquisites in connection with his relocation to the United Kingdom and to provide executive remuneration competitive to the local market. For a description of the perquisites paid to our named executive officers please see the Summary Compensation table below.

Employment Agreements

Atkore International has entered into employment agreements with or has extended offer letters to certain of its named executive officers for recruitment and retention purposes, including John Williamson, James Mallak, Kevin Fitzpatrick and Gary Uren. The specific terms of these agreements are described below under the heading “Employment Agreements” following the “Grants of Plan-Based Awards” table.

Severance Arrangements

The Compensation Committee of Atkore Group has adopted a severance policy, which is described under the heading “Severance Policy” following the “Potential Payments upon Termination or Change in Control” table. In addition, the employment agreements for Mr. Williamson and Mr. Mallak have severance provisions, which are described under the heading “Employment Agreements.” Mr. Fitzpatrick has a separate severance agreement, which is described under the heading “Severance Agreement” following the “Potential Payments upon Termination or Change in Control” table.

Retention Agreements

In connection with the Transactions, Tyco entered into a retention agreement with Mr. Kurasz. Pursuant to this agreement, because he was employed by the Predecessor Company on the closing date of the Transactions, Mr. Kurasz was entitled to receive a retention payment of $183,750. Half of that amount was paid on January 28, 2011 and half was paid on June 27, 2011. Under the terms of the Investment Agreement described below, Atkore Group honored the terms of the retention agreement and was reimbursed by Tyco for the amount of the retention bonus, plus any federal, state or local employment taxes payable, less any tax benefit actually realized by Atkore Group. Additionally, on April 27, 2011, Atkore International entered into another retention agreement with Mr. Kurasz, pursuant to which he received a retention payment of $100,000, 50% of which must be repaid if Mr. Kurasz resigns or is terminated for “cause” (as defined in the additional retention agreement) prior to April 27, 2013. Pursuant to the additional retention agreement, Mr. Kurasz will be subject to noncompetition and nonsolicitation covenants until the end of the one-year period following the termination of his employment.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Board of Directors has submitted the following report for inclusion in this Annual Report on Form 10-K:

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on our review of and the discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for filing with the Securities and Exchange Commission.

NATHAN K. SLEEPER, CHAIRMAN PHILIP W. KNISELY GEORGE R. OLIVER

EXECUTIVE COMPENSATION

Historical Compensation Information

The following table reflects compensation earned by our named executive officers. Compensation information for fiscal year 2010 and for fiscal year 2011 prior to December 22, 2010, the closing date of the Transactions, reflects compensation and benefits provided by Tyco based upon services rendered to the Predecessor Company while it was a division of Tyco and, therefore, does not necessarily correspond to the compensation amounts, philosophy or benefits that these individuals, or other executive officers of the Company, received as executives of the Company after the Transactions in fiscal year 2011 and in fiscal year 2012. Information for fiscal year 2010 and for fiscal year 2011 prior to the Transactions has been provided by Tyco or has been otherwise obtained from Tyco’s public filings with the SEC.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus(6) ($)	Stock Awards(7) ($)	Option Awards(8) ($)	Non-Equity Incentive Plan Compensation(9) ($)	All Other Compensation(10) ($)	Total ($)
John P. Williamson(1)	2012	519,231	—	—	259,200	435,240	80,773	1,294,444
President and Chief Executive Officer	2011	159,615	1,000,000	—	1,216,000	164,420	—	2,540,035

James A. Mallak(2)	2012	216,346	150,000	—	235,800	128,571	19,214	749,931
Vice President and Chief Financial Officer

Karl J. Schmidt(3)	2012	233,214	—	—	169,115	—	587,908	990,237
Former Vice President and Chief Financial Officer	2011	307,404	—	—	369,802	152,474	12,096	841,776

Edward T. Kurasz Executive Vice President-Sales, Allied Tube & Conduit	2012 2011 2010	294,858 269,971 245,000	— 283,750 —	— 82,100 248,268	216,513 300,120 52,602	139,680 113,743 203,350	14,464 24,905 44,821	665,515 1,074,589 794,041

Kevin P. Fitzpatrick(4)	2012	213,462	200,000	—	252,000	108,791	5,885	780,138
Vice President, Global Human Resources

Gary E. Uren(5)	2012	287,125	100,000	—	97,200	87,785	229,343	801,453
Vice President, Business Development & Strategy	2011	277,148	190,527	—	126,000	74,087	77,012	744,774

(1)	Mr. Williamson joined the Company in June 2011. His employment agreement provides for an initial base salary of $500,000 and a cash signing bonus of $1,000,000. For more information, see “Employment Agreements.”
(2)	Mr. Mallak joined the Company in March 2012. His offer letter provides for an initial base salary of $375,000 and a cash signing bonus of $150,000. For more information, see “Employment Agreements.”
(3)	Mr. Schmidt left the Company in April 2012. “All Other Compensation” for fiscal year 2012 includes certain severance payments to Mr. Schmidt, as described below.
(4)	Mr. Fitzpatrick joined the Company in January 2012. His offer letter provides for an initial base salary of $300,000 and a cash signing bonus of $200,000. For more information, see “Employment Agreements.”

(5)	During fiscal years 2012 and 2011, Mr. Uren was employed in the United Kingdom and Australia and was compensated in British pounds and Australian dollars. Amounts shown in this table have been converted to U.S. dollars using the exchange rates in effect at fiscal year end 2012 and fiscal year end 2011.
(6)	Bonus amounts reflect signing bonuses paid to Mr. Williamson, Mr. Mallak and Mr. Fitzpatrick and a lump-sum bonus paid to Mr. Uren, which are subject to repayment under certain circumstances, as described under the heading “Employment Agreements,” and retention bonuses paid to Mr. Kurasz and Mr. Uren. Mr. Kurasz received a retention payment of $183,750, half of which was paid on January 28, 2011 and half of which was paid on June 27, 2011. Mr. Kurasz also received a retention payment of $100,000 on April 27, 2011; however, 50% of that amount must be repaid if Mr. Kurasz resigns or is terminated “for cause” prior to April 27, 2013. Mr. Uren received a lump-sum bonus of $100,000 in fiscal year 2012 and a retention bonus of $190,527 in fiscal year 2011. For more information, see “Compensation Discussion and Analysis—Retention Agreements.”
(7)	Fiscal year 2011 and 2010 amounts represent the aggregate grant date fair value of Tyco restricted stock units (“RSUs”) granted to Mr. Kurasz for service to the Predecessor Company. For RSUs, the grant date fair value is computed by multiplying the total number of shares subject to the award by $37.29 and $33.75, the closing market price of Tyco common stock on the grant date, for fiscal year 2011 and 2010, respectively.

Fiscal year 2010 amounts also include the aggregate grant date fair value of Tyco stock-based awards made to Mr. Kurasz for service to the Predecessor Company, computed in accordance with Financial Accounting Standards Board FASB Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“FASB ASC Topic 718”). The aggregate grant date fair values reported for stock-based awards made with performance conditions (i.e., performance share units) are based on target performance, which is the probable outcome of the performance conditions as of the grant date. Assuming the achievement of maximum performance levels with respect to awards with performance conditions, the aggregate grant date fair value of the stock-based awards to Mr. Kurasz is $229,500. There were no performance share units granted in fiscal year 2011 for service to the Predecessor Company.

(8)	Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Fiscal year 2012 and 2011 amounts reflect stock option grants awarded under the Stock Incentive Plan, discussed in further detail in the section titled “Compensation Discussion and Analysis” under the heading “Atkore International Group Inc. Stock Incentive Plan.” The Black-Scholes model is used to estimate the fair value of stock options, resulting in an estimated value of $2.62 for options granted on July 30, 2012; $2.98 for options granted on April 4, 2012; $3.24 for options granted on December 7, 2011; $3.24 for options granted on December 2, 2011; $3.04 for options granted on June 1, 2011; and $2.80 for options granted on May 16, 2011. See Note 11 of Part II, Item 8 of this Form 10-K for the assumptions used in the Black-Scholes option pricing model. Fiscal year 2011 amounts also include Tyco option awards under the Tyco equity compensation plan of $101,002 and $138,840 made to Mr. Schmidt and Mr. Kurasz, respectively, for service to the Predecessor Company. Fiscal year 2010 amounts represent the aggregate grant date fair value of Tyco option awards made to Mr. Kurasz under the Tyco equity compensation plan for service to the Predecessor Company.
(9)	Fiscal year 2012 and 2011 amounts reflect annual cash incentive compensation under the AIP. For more information, see the section titled “Compensation Discussion and Analysis” under the heading “Annual Incentive Plan Compensation.” Fiscal year 2010 amounts reflect payments to Mr. Kurasz under the Tyco Annual Incentive Compensation Plan for service to the Predecessor Company.

(10)	Amounts represent certain perquisites and retirement plan contributions, as well as severance payments to Mr. Schmidt in accordance with the terms of his respective agreement, as shown in the following table:

ALL OTHER COMPENSATION

Name	Year(a)	Perquisites(b) ($)	Retirement Plan Contributions(c) ($)	Severance(d) ($)	Total ($)

John P. Williamson	2012	65,052	15,721	—	80,773
	2011	—	—	—	—

James A. Mallak	2012	13,156	6,058	—	19,214

Karl J. Schmidt	2012	—	3,908	584,000	587,908
	2011	—	12,096	—	12,096

Edward T. Kurasz	2012	—	14,464	—	14,464
	2011	—	24,905	—	24,905
	2010	24,500	20,321	—	44,821

Kevin P. Fitzpatrick	2012	—	5,885	—	5,885

Gary E. Uren	2012	229,343	—	—	229,343
	2011	55,677	21,335	—	77,012

(a)	Compensation information for fiscal year 2010 and for fiscal year 2011 prior to December 22, 2010, the closing date of the Transactions, reflects compensation and benefits provided by Tyco based upon services rendered to the Predecessor Company while it was a division of Tyco and, therefore, does not necessarily correspond to the compensation amounts, philosophy or benefits that these individuals, or other executive officers of the Company, received as executives of the Company after the Transactions in fiscal year 2011 and in fiscal year 2012. Information for fiscal year 2010 and for fiscal year 2011 prior to the Transactions has been provided by Tyco or has been otherwise obtained from Tyco’s public filings with the SEC.
(b)	Perquisites in fiscal year 2010 for Mr. Kurasz consist of an annual cash perquisite payment equal to the lesser of 10% of his base salary and $70,000 for service to the Predecessor Company. For Mr. Uren, fiscal year 2012 amounts consist of relocation expenses of $11,518, a monthly stipend to offset higher tax costs associated with living in the United Kingdom of $37,123, company vehicle usage of $32,103, supplemental retirement payments of $40,497, and certain tax gross-ups of $108,102, and fiscal year 2011 amounts relate to relocation expenses of $33,251, supplemental retirement payments of $19,531, and company vehicle usage of $4,895. For Mr. Williamson and Mr. Mallak, amounts consist of relocation expenses.
(c)	Fiscal year 2012 and 2011 retirement plan contributions represent matching contributions made on behalf of each executive to his tax-qualified 401(k) retirement savings plan. Fiscal year 2011 contributions made on behalf of Mr. Kurasz also include $15,640 to the non-qualified Supplemental Savings and Retirement Plan provided by Tyco and its subsidiaries for service to the Predecessor Company. Fiscal year 2010 contributions consist of matching contributions on behalf of Mr. Kurasz to the 401(k) Retirement Savings and Investment Plan and the non-qualified Supplemental Savings and Retirement Plan offered by Tyco and its subsidiaries for service to the Predecessor Company.
(d)	Amounts include severance payments to Mr. Schmidt. Pursuant to his separation agreement, Mr. Schmidt received a cash severance payment of $584,000, consisting of 12 months of base salary plus his target annual bonus, payable in equal installments over the 12 month period following the date of his departure. For more information, see “Separation Agreement” below.

Grants of Plan-Based Awards in Fiscal Year 2012

The following table summarizes cash-based and equity-based awards for each of the named executive officers that were granted during fiscal year 2012 by Atkore Group.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2012

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Shares	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)	($)

John P. Williamson		270,000	540,000	1,080,000	—	—	—
	12/7/2011	—	—	—	80,000	10	3.24

James A. Mallak		64,286	128,571	257,143	—	—	—
	7/30/2012	—	—	—	90,000	10	2.62

Karl J. Schmidt		109,500	219,000	438,000	—	—	—
	12/2/2011	—	—	—	12,196	10	3.24
	12/7/2011	—	—	—	40,000	10	3.24

Edward T. Kurasz		90,000	180,000	360,000	—	—	—
	12/2/2011	—	—	—	6,825	10	3.24
	12/7/2011	—	—	—	60,000	10	3.24

Kevin P. Fitzpatrick		42,043	108,791	217,582	—	—	—
	4/4/2012	—	—	—	90,000	10	2.98

Gary E. Uren		54,852	109,704	219,409	—	—	—
	12/7/2011	—	—	—	30,000	10	3.24

(1)	Amounts in these columns represent potential annual performance bonuses that the named executive officers could have earned under the AIP for fiscal year 2012. The Compensation Committee established a maximum payout of 200% of target. Threshold amounts assume minimum performance levels are achieved with respect to each performance measure.
(2)	Amounts represent the grant date fair value of the option awards granted to each of the named executive officers, computed in accordance with FASB ASC Topic 718.

In fiscal year 2012, the Compensation Committee approved an annual grant of stock options on December 7, 2011. On December 2, 2011, Mr. Schmidt and Mr. Kurasz purchased additional shares under the Deferred Investment Program and were granted matching options at that time. Pursuant to the terms of their employment agreements discussed below, as a result of purchasing shares of Common Stock under the Stock Incentive Plan, Mr. Mallak and Mr. Fitzpatrick were each granted matching options on July 30, 2012 and April 4, 2012, respectively. All stock options have an exercise price of $10 and vest ratably over five years. The cost of stock options, based on the fair market value of Atkore Group’s shares on the date of grant, is being charged to selling, general and administrative expenses over the respective vesting periods. Each option holder has 10 years to exercise each of his or her stock options from the date of grant unless the option is forfeited earlier.

Forfeiture provisions related to termination of employment are described in the section titled “Compensation Discussion and Analysis” under the heading “Atkore International Group Inc. Stock Incentive Plan.”

Employment Agreements

John P. Williamson. On May 23, 2011, the Company entered into an employment agreement with John Williamson in connection with his commencement of employment on June 1, 2011 as president and chief executive officer of Atkore International and Atkore Group and a director of Atkore Group. The agreement provides for an annual base salary of not less than $500,000 and eligibility for annual incentive bonuses, subject to meeting performance goals set annually by the Compensation Committee. The agreement also provides for a cash signing bonus of $1,000,000; however, if Mr. Williamson voluntarily terminates his employment after the one year anniversary but prior to the two year anniversary of his employment start date, he must repay 50% of the signing bonus. Pursuant to the Stock Incentive Plan, Mr. Williamson was entitled to purchase between 75,000 and 100,000 shares of Common Stock upon the commencement of his employment, at a purchase price per share of $10, and for each share that he purchased he was granted four options to purchase shares, at an option exercise price of $10 per share. As of September 28, 2012, Mr. Williamson had purchased 100,000 shares of Common Stock and had been granted 480,000 options. On June 1, 2011, 400,000 options were granted and will vest ratably over 5 years. If Mr. Williamson’s employment is terminated without “cause” or due to “good reason” (as each is defined in his employment agreement), then, subject to his execution of a general release of claims, he will be entitled to (i) receive a severance payment equal to 200% of his target bonus plus 200% of his then-current base salary, to be paid out in equal installments during the 24 months following the termination of his employment, and (ii) participate in Atkore International’s health and welfare insurance plans at active employee rates for 18 months post-termination. If his employment is terminated due to his death or disability, he, or his beneficiaries, will be entitled to participate in Atkore International’s health and welfare insurance plans at active employee rates during the 18 months following termination. During the term of Mr. Williamson’s employment and for a two-year period following termination of his employment for any reason, he will be subject to noncompetition and nonsolicitation restrictions. Additionally, Mr. Williamson was reimbursed for the actual cost of his relocation and reasonable travel expenses for himself and his family for a three-month period following his employment start date.

James A. Mallak. On February 29, 2012, Atkore International appointed James A. Mallak as chief financial officer and principal accounting officer effective March 5, 2012. In connection with his appointment, Mr. Mallak and Atkore International entered into an offer letter on February 17, 2012, which provides for an annual base salary of $375,000 and eligibility for annual incentive bonuses, subject to meeting performance goals set annually by the Compensation Committee. For fiscal year 2012, Mr. Mallak’s target incentive bonus is 60% of his base salary, prorated based on his start date, subject to the satisfactory achievement of certain performance goals; provided, however, that for fiscal year 2012, Mr. Mallak is guaranteed a minimum bonus at the 60% target, prorated for time worked during the fiscal year. Mr. Mallak also received a cash sign-on bonus of $150,000; however, if Mr. Mallak terminates his employment within the first two years, he must repay the sign-on bonus in full. Mr. Mallak is eligible to participate in the Stock Incentive Plan and is eligible to receive an annual option grant at a target value of $175,000 beginning in October 2012, contingent on the approval of the Board of Directors. Pursuant to the Stock Incentive Plan, Mr. Mallak was entitled to purchase between $150,000 and $300,000 of shares of Common Stock upon the commencement of his employment, at a purchase price of $10 per share, and for each share that he purchased, he was granted an option to purchase three shares, at an option exercise price of $10 per share. As of September 28, 2012, Mr. Mallak had purchased 30,000 shares of Common Stock and had been granted 90,000 options. The options will vest in five equal annual installments, commencing on the first anniversary of his employment start date. If Mr. Mallak’s employment is involuntarily terminated, he will be entitled to receive a severance payment equal to one year of his base salary.

Kevin Fitzpatrick. On December 7, 2011, Atkore International entered into an offer letter with Kevin Fitzpatrick in connection with his appointment as global vice president of human resources. The offer letter provides for an annual base salary of $300,000 and eligibility for annual incentive bonuses, subject to meeting performance goals set annually by the Compensation Committee. For fiscal year 2012, Mr. Fitzpatrick’s target incentive bonus is 50% of his base salary, prorated based on his start date, subject to the satisfactory achievement of certain performance goals; provided, however, that for fiscal year 2012, Mr. Fitzpatrick is guaranteed a minimum bonus at the 50% target, prorated for time worked during the fiscal year. Mr. Fitzpatrick also received a cash sign-on bonus of $200,000; however, if Mr. Fitzpatrick terminates his employment within the first two years, he must repay the sign-on bonus in full. Mr. Fitzpatrick is eligible to participate in the Stock Incentive Plan and is eligible to receive an annual option grant at a target value of $250,000 beginning in October 2012, contingent on the approval of the Board of Directors. Pursuant to the Stock Incentive Plan, Mr. Fitzpatrick was entitled to purchase between $150,000 and $300,000 worth of shares of Common Stock upon the commencement of his employment, at a purchase price of $10 per share, and for each share that he purchased, he was granted an option to purchase three shares, at an option exercise price of $10 per share. As of September 28, 2012, Mr. Fitzpatrick had purchased 30,000 shares of Common Stock and had been granted 90,000 options. The options will vest in five equal annual installments, commencing on the first anniversary of his employment start date. Mr. Fitzpatrick is also party to a severance agreement with Atkore International, which is described under the heading “Severance Agreement” following the “Potential Payments upon Termination or Change in Control” table.

Gary E. Uren. On September 22, 2011, an affiliate of Atkore International entered into a statement of contract of employment with Gary Uren in connection with the commencement of his role effective September 1, 2011 as president of EMEA/APAC. Atkore International provided Gary Uren with an offer letter dated September 13, 2011, which supplements his contract of employment and details certain elements of his compensation related to his employment in the United Kingdom. In connection with his appointment, Mr. Uren received a lump sum bonus equal to $100,000, plus a tax gross up on that amount. If Mr. Uren voluntarily leaves Atkore International within two years after the effective date of his appointment, he must repay that bonus in full. The contract of employment provides for an annual base salary of £170,841, a cash allowance of £25,000, eligibility for annual incentive bonuses, and use of a company car and fuel card. Mr. Uren also received a monthly stipend of £1,000, with a gross up for taxes, to offset the higher tax costs associated with living in the United Kingdom. The stipend was only available while Mr. Uren was employed in the United Kingdom. Atkore International also agreed to offset, retroactive to June 1, 2011, the difference between the taxes that Mr. Uren paid on his company car in Australia and the taxes incurred on his company car in the United Kingdom. Under the terms of the contract of employment, Mr. Uren is eligible to participate in the Stock Incentive Plan. Pursuant to the Stock Incentive Plan, Mr. Uren was entitled to purchase 30,000 shares of Common Stock, at purchase price of $10 per share. The offer letter also provided for a minimum equity grant of 25,000 shares of Common Stock. During the term of Mr. Uren’s employment and for a nine-month period following termination of his employment for any reason, he will be subject to noncompetition restrictions. Each of Atkore International and Mr. Uren must provide six months notice to terminate his employment. Finally, in the event that Mr. Uren’s employment ends due to mutual agreement, Atkore International will repatriate Mr. Uren and his family back to Australia.

Retention Agreements

For a discussion of the retention agreements with Mr. Kurasz, see “Compensation Discussion and Analysis—Retention Agreements.”

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table shows, for each of the named executive officers, all equity awards that were outstanding as of September 28, 2012.

OUTSTANDING EQUITY AT FISCAL YEAR-END 2012

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price ($)	Option Expiration Date	Option Grant Date

John P. Williamson	80,000	320,000	10	6/1/2021	6/1/2011
	—	80,000	10	12/7/2021	12/7/2011

James A. Mallak	—	90,000	10	7/30/2022	7/30/2012

Karl J. Schmidt	—	—	—	—	—

Edward T. Kurasz	11,520	46,080	10	5/16/2021	5/16/2011
	—	6,825	10	12/2/2021	12/2/2011
	—	60,000	10	12/7/2021	12/7/2011

Kevin P. Fitzpatrick	—	90,000	10	4/4/2022	4/4/2012

Gary E. Uren	9,000	36,000	10	5/16/2021	5/16/2011
	—	30,000	10	12/7/2021	12/7/2011

(1)	Atkore Group’s stock options vest ratably over 5 years.

Option Exercises and Stock Vested in Fiscal Year 2012

The following table shows, for each of the named executive officers, the amounts realized from options that were exercised and restricted stock awards that vested during fiscal year 2012.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2012

	Option Awards(1)		Stock Awards(2)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

John P. Williamson	—	—	—	—
James A. Mallak	—	—	—	—
Karl J. Schmidt	—	—	—	—
Edward T. Kurasz	5,877	14,931	7,573	363,281
Kevin P. Fitzpatrick	—	—	—	—
Gary E. Uren	—	—	—	—

(1)	None of the named executive officers exercised any Atkore Group stock options during fiscal year 2012. Mr. Kurasz exercised Tyco Options for 5,877 shares of Tyco common stock during fiscal year 2012. The Tyco Options were granted before the Transactions for services rendered to the Predecessor Company.
(2)	Represents the Tyco performance share units that vested during fiscal year 2012.

Potential Payments Upon Termination or Change in Control

The following table summarizes the severance benefits that would have been payable to each of the named executive officers, other than Mr. Schmidt, upon termination of their employment or the occurrence of a change in control, assuming that the triggering event or events occurred on September 28, 2012. The specific benefits that would have been payable are further described in the footnotes and narrative discussion following the table. The benefits paid to Mr. Schmidt, upon his separation from Atkore International are described below under the heading “Separation Agreement.”

Mr. Williamson, Mr. Mallak and Mr. Uren have severance provisions in their respective employment agreements or offer letters, which are described above under the heading “Employment Agreements,” and Mr. Fitzpatrick has a severance agreement, which is described below under the heading “Severance Agreement.” The treatment of Atkore Group equity awards upon termination of employment is governed by the terms of the Stock Incentive Plan and the individual award agreements entered into by the named executive officers with Atkore Group, as described under the heading “Compensation Discussion and Analysis—Atkore International Group Inc. Stock Incentive Plan.”

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name/Form of Compensation	Change in Control ($)	With Cause ($)		Without Cause or With Good Reason ($)	Resignation ($)		Death or Disability ($)	Retirement ($)

John P. Williamson(1)
Severance	—	—	(4)	2,160,000	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		12,327	—		12,327	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—
James A. Mallak(1)
Severance	—	—	(4)	375,000	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		4,109	—		—	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—
Edward T. Kurasz(2)
Severance	—	—	(4)	242,308	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		17,666	—		—	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—
Retention(4)	—	—		100,000	—		—	—
Kevin P. Fitzpatrick(1)
Severance	—	—	(4)	300,000	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		3,787	—		—	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—
Gary E. Uren(1) (2)
Severance	—	—		275,000		(4)	—	—
Benefit & Perquisite Continuation	—	—		10,131	—		—	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—

(1)	Under the terms of his employment agreement, if Mr. Williamson is terminated without “cause” or for “good reason” (as defined in his employment agreement), he is eligible to receive 200% of his base salary and 200% of his target bonus, to be paid in accordance with the terms of his employment agreement, as well as continued benefits for 18 months post termination. If Mr. Williamson is terminated due to death or disability, he or his beneficiaries are eligible for continued participation in Atkore International’s health and welfare insurance plans for 18 months post-termination.

Under the terms of his offer letter, if Mr. Mallak’s employment is involuntarily terminated, he is eligible to receive a severance payment equal to one year of his base salary, which would be paid in accordance with the Severance Policy.

Under the terms of his severance agreement, if Mr. Fitzpatrick is terminated prior to a “change in control” and without “cause” or for “good reason” (as defined in his severance agreement), he is eligible to receive a severance payment equal to his base salary, to be paid in 12 equal monthly installments on dates corresponding to Atkore International’s standard practices, and a prorated portion of his bonus, as well as continued benefits until the earlier of the end of his 12-month severance pay period or the date he becomes eligible for coverage under another employer health plan.

Under the terms of his offer letter, if Mr. Uren’s employment ends due to mutual agreement, Atkore International will repatriate Mr. Uren and his family back to Australia. Additionally, each of Atkore International and Mr. Uren must provide six months notice to terminate his employment.

For additional information, see the discussion under the headings “Severance Policy,” “Employment Agreements” and “Severance Agreement.”

(2)	Under the Severance Policy (defined below), Mr. Kurasz and Mr. Uren are eligible to receive 42 and 26 weeks of severance payments and benefits, respectively. In addition, Mr. Kurasz and Mr. Uren may be entitled to a prorated portion of their annual performance bonus for the year in which he is terminated. The Severance Policy provides for 12 months of continuing health coverage and discretionary outplacement services for the applicable severance period.
(3)	Under the Stock Incentive Plan, unvested stock options are cancelled upon termination of employment, except for termination due to death or disability. Upon a “change in control” (as defined in the Stock Incentive Plan), the vesting of stock options will generally accelerate, and the options will be cancelled in exchange for a cash payment equal to the change in control price minus the exercise price of the applicable option, unless the Board of Directors elects to allow alternative awards in lieu of acceleration and payment. For more information, see “Atkore International Group Inc. Stock Incentive Plan” in the section “Compensation Discussion and Analysis.” As of September 28, 2012, the intrinsic value of the stock options held by the named executive officers was zero; therefore, no cash payment would be made in the event of a “change of control.”
(4)	Under the terms of his employment agreement, if Mr. Williamson voluntarily terminates his employment after the one year anniversary but prior to the two year anniversary of his start date, he must repay 50% of his signing bonus. Under the terms of their respective offer letters, if any of Mr. Mallak, Mr. Fitzpatrick or Mr. Uren terminates his employment within the first two years, he must repay 100% of his respective signing bonus. For more information, see “Employment Agreements.”

In the event that Mr. Kurasz is terminated “for cause” or if he resigns before the two year anniversary of the date of his retention agreement, he must repay 50% of that retention bonus. For more information, see “Retention Agreements” under the heading “Compensation Discussion and Analysis.

Severance Policy

On May 9, 2012, the Compensation Committee of Atkore Group adopted a severance policy (the “Severance Policy”), which applies to all U.S. exempt and non-exempt salaried employees and international employees to the extent permitted by applicable law. The Severance Policy does not apply to those employees covered by a collective bargaining agreement or an employment contract if it supersedes the Severance Policy. The Severance Policy generally provides for severance payments and benefits to covered employees with at least six months of continuous service who are involuntary terminated due to (i) lack of work or reductions in workforce; (ii) facility closure or sale, unless the employee is offered a reasonably comparable position, compensation and benefits by us or a successor company; (iii) the employee’s refusal to relocate to a job which is more than 50 miles away from the employee’s then current worksite; and (iv) any other reason determined to warrant severance payments and benefits. Covered employees who are terminated for poor performance despite their reasonable efforts are eligible to receive half of the severance payments and benefits described below. The Severance Policy does not apply to employees who are voluntarily terminated, temporarily laid-off, or who are terminated for “cause” (as defined in the Severance Policy). Prior to receiving any severance payments and benefits, the employee must execute a legal release and non-compete agreement. The severance payments under the Severance Policy are based upon the employee’s compensation band level and length of service from the employee’s most recent date of hire. Depending on their compensation band level, separated employees are eligible to receive between one and two weeks of severance payments and benefits for each full year of service, subject to certain minimum and maximum severance periods for each compensation band level. Compensation band level is determined by the job position. Atkore Intentional will also pay the employer portion of the cost of continuation coverage under COBRA for the employee’s medical, prescription drug and dental benefits for a period equal to the applicable severance period outlined in the table above or until the employee is eligible for alternative coverage, whichever occurs first. Additionally, we typically will provide outplacement services to separated employees. Under the Severance Policy, Mr. Kurasz and Mr. Uren are each eligible to receive between a minimum of 26 weeks and a maximum 52 weeks of severance payments and benefits, depending on their years of service. If Mr. Mallak is involuntarily terminated, he is eligible to receive a severance payment equal to one year of his base salary, under the terms of his employment agreement, which would be paid in accordance with the Severance Policy. The Severance Policy does not apply to Mr. Williamson and Mr. Fitzpatrick, as their severance arrangements are provided for in their employment agreement and severance agreement, respectively.

Severance Agreement

Atkore International entered into a severance agreement, dated November 28, 2011, with Mr. Fitzpatrick. The severance agreement provides for severance payments and benefits to Mr. Fitzpatrick if his employment is terminated prior to a “change in control” by Atkore International and its affiliates without “cause” or if he terminates his employment for “good reason” (as each is defined in the severance agreement), subject to his execution of a general release and waiver of claims.

The severance payment and benefits under the severance agreement include (i) a cash severance payment in an amount equal to Mr. Fitzpatrick’s annual base salary in effect immediately prior to his termination, to be paid in 12 equal monthly installments; (ii) a pro-rated portion of any discretionary bonuses that Mr. Fitzpatrick would have been eligible for had his employment continued through the end of the calendar year in which his termination occurs (provided that all applicable performance measures for payment of such bonuses have actually been met); and (iii) health benefits coverage continued until the earlier of the end of his severance pay period or the date he becomes eligible for coverage under another employer health plan. Any outstanding and vested stock options awarded to Mr. Fitzpatrick would be subject to the terms of the Stock Incentive Plan. If any such payments are subject to Section 409A of the Internal Revenue Code of 1986 and Mr. Fitzpatrick is a “specified employee” (as therein defined), severance payments would be paid as follows: (i) on the first day following the six-month anniversary of Mr. Fitzpatrick’s termination date, a lump sum payment equal to all amounts that would otherwise have been payable in the six months following his termination date and (ii) thereafter, in accordance with the regularly scheduled pay dates under his severance agreement. Under the severance agreement, if Mr. Fitzpatrick becomes employed by an entity into which Atkore International has merged, or sold substantially all of its assets to, or by a successor of such entity, his termination shall not be treated as having occurred until such time as his employment with the successor and its affiliates is terminated. Additionally, Mr. Fitzpatrick is subject to non-competition and non-solicitation restrictions for one year, as well as ongoing obligations of confidentiality and non-disparagement.

Separation Agreement

Karl J. Schmidt. Mr. Schmidt left Atkore International on April 15, 2012. Pursuant to a Separation Agreement and General Release, effective as of April 15, 2012, Mr. Schmidt received cash severance of $584,000, consisting of 12 months of base salary plus his target annual bonus, payable in equal installments over the 12-month period following the date of his departure. Mr. Schmidt also will receive continued participation in the Company’s medical, dental, vision and health care reimbursement plans at the same level as senior executives of the Company and at active rates during that 12-month period. Mr. Schmidt is subject to non-competition and non-solicitation restrictions for one and two years, respectively, as well as ongoing obligations of confidentiality and non-disparagement. In addition, pursuant to a Stock Repurchase Agreement, Atkore Group repurchased 35,050 shares of Common Stock held by Mr. Schmidt for $350,500. In accordance with the terms of the Stock Incentive Plan, Mr. Schmidt forfeited his unvested options as of April 15, 2012 and forfeited 19,200 vested options as of July 14, 2012.

Director Compensation

Pursuant to the Stockholders Agreement, for so long as the relevant Consulting Agreements as described in Item 13 “Certain Relationships and Related Transactions, and Director Independence” remain in effect, no director affiliated with Seller or CD&R is entitled to compensation by Atkore Group for any services as a director. Subject to limitations set forth in the Consulting Agreements, Atkore Group reimburses its directors for reasonable out-of-pocket expenses incurred by them for attending meetings of the Board of Directors and committees thereof.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of September 28, 2012 with respect to the shares of common stock of Atkore Group (“Common Stock”) that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (#)
Equity Compensation Plans Approved by Security Holders(1)
2011 Stock Incentive Plan	1,696,808	$10.00	3,979,251

(1)	Atkore Group has no equity compensation plans which have not been approved by stockholders.

Security Ownership of Certain Beneficial Owners and Management of Atkore Group

After the completion of the Transactions, we became a wholly-owned subsidiary of Atkore Group. The following table provides information as of December 1, 2012 with respect to the beneficial ownership of Atkore Group capital stock by:

•	each shareholder of Atkore Group who beneficially owns more than 5% of the outstanding capital stock of Atkore Group;

•	each director of Atkore Group;

•	each of the named executive officers of Atkore International listed in the Summary Compensation table in Item 11 of this report; and

•	all current executive officers of Atkore International and directors of Atkore Group as a group.

The amounts and percentages of shares beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Except as otherwise indicated in these footnotes, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares of capital stock.

Name and Address of Beneficial Owner	Title of Class(1)	Amount and Nature of Beneficial Ownership	Percent of Class
CD&R Allied Holdings, L.P. 375 Park Avenue, 18th Floor New York, NY 10152	Cumulative Preferred Participating Convertible Stock	376,341	100	(2)
Tyco International Holding S.a.r.l. c/o Tyco International Management Company, LLC 9 Roszel Road Princeton, NJ 08540	Common Stock	29,400,000	97.8	(3)
John P. Williamson(4)	Common Stock	196,000	*
James A. Mallak(4)	Common Stock	30,000	*
Karl J. Schmidt	—	—	—
Edward T. Kurasz(4)	Common Stock	49,154	*
Kevin P. Fitzpatrick(4)	Common Stock	48,000	*
Gary E. Uren(4)	Common Stock	30,000	*
Philip W. Knisely(5)	—	—	—
James G. Berges(5)	—	—	—
Nathan K. Sleeper(5)	—	—	—
Jonathan L. Zrebiec(5)	—	—	—
George R. Oliver(6)	—	—	—
Robert M. Roche(6)	—	—	—
Mark P. Armstrong(6)	—	—	—

All current executive officers of Atkore International and directors of Atkore Group as a group (15 persons)(4)	Common Stock	412,867	1.4%

*	Less than 1%.
(1)	The outstanding equity securities of Atkore Group consist of cumulative preferred participating convertible stock, par value $1.00 per share (“Preferred Stock”), and Common Stock, par value $0.01 per share. The holders of cumulative preferred participating convertible stock are entitled to vote together with Common Stock on all matters, as a single class, on an as-converted basis. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Certificate of Designations of Atkore Group” and “—Stockholders Agreement.” Shares of Preferred Stock are convertible into shares of Common Stock at any time, at the option of the holder. The initial conversion price of each share of Preferred Stock is $10 per share of Common Stock, and each share of Preferred Stock is initially convertible into 100 shares of Common Stock.
(2)	Represents approximately 56% of the outstanding capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis). CD&R Associates VIII, Ltd., as the general partner of CD&R Allied Holdings, L.P., may be deemed to beneficially own the shares of Preferred Stock in which CD&R Allied Holdings, L.P. has beneficial ownership. CD&R Associates VIII, L.P., as the sole stockholder of CD&R Associates VIII, Ltd., may be deemed to beneficially own the Preferred Stock. CD&R Investment Associates VIII, Ltd., as the general partner of CD&R Associates VIII, L.P., may be deemed to beneficially own the Preferred Stock. CD&R Investment Associates VIII, Ltd. is managed by a three-person board of directors, and all board action relating to the voting or disposition of the Preferred Stock requires approval of a majority of the board. Joseph L. Rice, III, Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VIII, Ltd., may be deemed to share beneficial ownership of the Preferred Stock. Such persons disclaim such beneficial ownership. Each of CD&R Associates VIII, Ltd., CD&R Associates VIII, L.P. and CD&R Investment Associates VIII, Ltd. disclaims beneficial ownership of the Preferred Stock.
(3)	Represents approximately 44% of the outstanding capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis).
(4)	The ownership amounts for each named executive officer include shares subject to options that are currently exercisable or that become exercisable within 60 days after December 1, 2012 as follows: Mr. Williamson, 176,000; Mr. Mallak, 0; Mr. Schmidt, 0; Mr. Kurasz, 35,040; Mr. Fitzpatrick, 18,000; and Mr. Uren, 24,000. The ownership amount for all current executive officers of Atkore International and directors of Atkore Group includes 300,118 shares subject to options that are currently exercisable or that become exercisable within 60 days after December 1, 2012.
(5)

Excludes Preferred Stock held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. Messrs. Berges, Sleeper and Zrebiec are Executives of Clayton, Dubilier & Rice, LLC. They disclaim beneficial ownership of the shares held by investment funds associated with or designated by Clayton, Dubilier & Rice, LLC. The address for Messrs. Berges, Sleeper and Zrebiec is c/o CD&R Allied Holdings, L.P., 375 Park Avenue, 18th Floor, New York, New York 10152.

(6)	Excludes 29,400,000 shares of Common Stock held by Tyco International Holding S.a.r.l. Messrs. Oliver, Roche and Armstrong are each officers of one or more affiliates of Tyco International Holding S.a.r.l. and may be deemed to be the beneficial owner of our securities held by Tyco International Holding S.a.r.l. Messrs. Oliver, Roche and Armstrong disclaim beneficial ownership of the shares held by Tyco International Holding S.a.r.l. The address for Messrs. Oliver, Roche and Armstrong is c/o Tyco International Management Company, LLC., 9 Roszel Road, Princeton, New Jersey 08540.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Investment Agreement

On November 9, 2010, Seller, Tyco, CD&R and Atkore Group entered into an Investment Agreement (the “Investment Agreement”), which contemplated the issuance by Atkore Group of the cumulative convertible participating preferred stock of Atkore Group (the “Preferred Stock”) and the common stock of Atkore Group (the “Common Stock”) to Seller and, subject to terms and conditions of the Investment Agreement, the subsequent sale by Seller of all of the Preferred Stock to CD&R for cash consideration of $306 million.

Indemnification

Under the terms and subject to the conditions and restrictions in respect of indemnification claims set forth in the Investment Agreement, Atkore Group agreed to indemnify Seller, its affiliates and each of its and its affiliates’ representatives from and against any and all, or in the case of the third bullet below, 85% of, losses to the extent arising out of the following:

•	the operations and liabilities of TEMP and Atkore Group before or after the closing of the Transactions (except to the extent that Atkore Group or CD&R are otherwise entitled to indemnification);

•

certain pending, threatened and future litigation claims relating to the alleged incompatibility of our ABF II anti-microbial coated sprinkler pipe with chlorinated polyvinylchloride pipes or fittings (the “Special Products Claims”), where there is no claim that Seller or its affiliates provided the applicable chlorinated polyvinylchloride pipes or fittings or installation services, subject in the case of future Special Products Claims not existing as of the date of the Investment Agreement to a cap of $13 million in respect of cumulative Atkore Group losses, other than losses paid prior to the closing of the Transactions, arising out of all future Special Products Claims not existing as of the date of the Investment Agreement (the “Special Products Deductible”);

•

Special Products Claims, where there is a claim that Seller or its affiliates provided the applicable chlorinated polyvinylchloride pipes or fittings or installation services, subject, in respect of future Special Products Claims not existing as of the date of the Investment Agreement, to the Special Products Deductible;

•	the failure by Atkore Group to comply with its covenants or agreements in the Investment Agreement to be performed in whole or in part following the closing of the Transactions; and

•	post-closing taxes of Atkore Group or its subsidiaries.

Under the terms and subject to the conditions, restrictions and limitations in respect of indemnification claims set forth in the Investment Agreement, Tyco and Seller agreed to indemnify Atkore Group, its subsidiaries and each of its and its affiliates’ representatives from and against any and all, or in the case of the sixth bullet below, 15% of, losses to the extent arising out of the following:

•	inaccuracies of or breaches by Seller of its representations and warranties made in the Investment Agreement;

•	the failure by Seller to comply with its covenants or agreements in the Investment Agreement;

•	the operations and liabilities of Tyco and its affiliates (other than in respect of TEMP) before or after the closing (except to the extent that Seller is otherwise entitled to indemnification);

•	any modification to the reorganization steps to be performed prior to the closing of the Transactions and set forth in the Investment Agreement and the schedules thereto;

•	future Special Products Claims not existing as of the date of the Investment Agreement in excess of the Special Products Deductible;

•	Special Products Claims, where there is a claim that Seller or its affiliates provided the applicable chlorinated polyvinylchloride pipe or fittings or installation services; and

•	pre-closing taxes of Atkore Group or its subsidiaries.

Additionally, under the terms and subject to the conditions, restrictions and limitations in respect of indemnification claims set forth in the Investment Agreement, CD&R agreed to indemnify Seller, its subsidiaries and each of its and its affiliates’ representatives from and against any and all losses to the extent arising out of inaccuracies of or breaches by CD&R of its representations and warranties made in the Investment Agreement or the failure by CD&R to comply with its covenants or agreements in the Investment Agreement.

Fees and Expenses

Upon the closing of the Transactions, Atkore Group (i) paid a fee to Clayton Dubilier & Rice, LLC (“CD&R Manager”) of $15 million, (ii) paid or, as appropriate, reimbursed CD&R for its and its affiliates’ transaction expenses and (iii) paid all fees and other amounts required to be paid to the initial purchasers and their affiliates prior to the closing of the Transactions in respect of the asset-based credit facility (the “Credit Facility”) and the senior secured notes (the “Notes”). In addition, Atkore Group paid Tyco International Management Company, LLC (“Tyco Manager”) a fee in an identical amount to the fee paid to CD&R Manager. The amount of the fee paid by Atkore Group to CD&R Manager and the amount of the transaction expenses of CD&R Manager and its affiliates paid or reimbursed by Atkore Group was subject to a cumulative cap of $50 million.

Non-Competition

Seller and its affiliates have agreed not to compete with Atkore Group and its business following the closing of the Transactions until two years after Seller owns less than 50% of the equity owned by Seller immediately after consummation of the Transactions. The non-competition provision is subject to certain exceptions, including the ability of Tyco’s businesses to continue to conduct their business as currently operated.

Certificate of Designations of Atkore Group

At the closing of the Transactions, Atkore Group filed with the Secretary of State of the State of Delaware a Certificate of Designations, Preferences and Rights of the Preferred Stock (the “Certificate of Designations”), which sets forth the rights, powers and preferences of the Preferred Stock, and the qualifications, limitations and restrictions thereof.

Rank

The Preferred Stock ranks senior to the Common Stock as to dividends and liquidation preference.

Dividends

The Preferred Stock entitles the holder to participate equally and ratably with the holders of Common Stock, on an as-converted basis, in all cash dividends paid on the shares of such Common Stock. In addition, the Preferred Stock is entitled to dividends at a rate of 12% per annum, compounding quarterly and payable in cash or in shares of Preferred Stock, at the option of Atkore Group. Upon the occurrence of a Default (as defined in the Certificate of Designations), the dividend rate will increase by 3% per annum for any prospective period during which the Default is continuing. Preferred dividend payments will be eliminated (an “Interest Elimination Event”) for any prospective period if the EBITDA (as defined in the Certificate of Designations) of Atkore Group and its subsidiaries for three 12-month periods exceeds the following targets: (i) $250 million for the first and third of such 12-month periods; and (ii) $225 million for the second of such 12-month periods. Notwithstanding the foregoing, the dividend rate will be reinstated if any shares of Preferred Stock are outstanding after the tenth anniversary of the closing of the Transactions (the “Milestone Date”).

Liquidation Rights

The Preferred Stock has a liquidation preference of $1,000 per share. In any liquidation of Atkore Group, each holder of shares of Preferred Stock is entitled to receive liquidating distributions, before any payment or distribution is made to holders of any junior securities of Atkore Group, in an amount equal to the greater of (i) the sum of the aggregate liquidation preference of such holder’s shares of Preferred Stock and the aggregate accrued but unpaid dividends on such shares and (ii) the amount such holder would have received had such holder converted its shares of Preferred Stock into shares of Common Stock immediately prior to such liquidation.

Conversion Rights

Shares of Preferred Stock are convertible into shares of Common Stock at any time, at the option of the holder. Initially, the conversion price of each share of Preferred Stock is $10 per share of Common Stock, and each share of Preferred Stock is initially convertible into 100 shares of Common Stock. The conversion price is subject to subsequent adjustment pursuant to customary anti-dilution provisions set forth in the Certificate of Designations.

Milestone Transactions

The Preferred Stock may not be redeemed by Atkore Group without holder consent prior to the Milestone Date. At any time on or after such date, Atkore Group will have the right, at its option, to effect one of the following transactions:

(i) to redeem all of the then outstanding shares of Preferred Stock at a purchase price per share equal to the sum of the liquidation preference and the accrued but unpaid dividends, payable in cash; or

(ii) to effect a reorganization, consolidation, merger, share exchange, tender or exchange offer or other business combination or similar transaction, or a sale of all or substantially all assets or business of Atkore Group (including in connection with a liquidation) in which each holder of the Preferred Stock would be entitled to receive a cash amount equal to the greater of (x) its pro rata portion of the proceeds of such transaction (on an as-converted basis) and (y) the sum of the aggregate liquidation preference and accrued but unpaid dividends of all its shares of Preferred Stock, with the balance of such proceeds to be distributed pro rata among the holders of Common Stock (such transaction, a “Qualified Liquidity Event”).

Business Combinations

In any reorganization, consolidation, merger, share exchange or other business combination or similar transaction involving Atkore Group immediately following which 50% or more of the combined voting power of the then outstanding voting securities of the entity resulting from such transaction is beneficially owned by persons who are not affiliates of CD&R, the shares of Preferred Stock held by any holder of Preferred Stock will automatically convert into the right to receive, at the holder’s option but subject to the requirement of the Stockholders Agreement, either (x) the amount of consideration receivable in such business combination by a holder of that number of shares of Common Stock in which such holder’s shares of Preferred Stock would have been convertible immediately prior to the consummation of such business combination and (y) an amount of cash equal to the sum of the aggregate liquidation preference and accrued dividends of such holder’s shares of Preferred Stock.

Voting Rights

The Preferred Stock is entitled to vote together with the Common Stock on all matters, as a single class, on an as-converted basis. In addition, for so long as any shares of Preferred Stock are outstanding, Atkore Group and its subsidiaries may not take certain actions specified in the Certificate of Designations without the prior written approval of at least a majority of the then-issued and outstanding shares of Preferred Stock, voting as a separate class.

Stockholders Agreement of Atkore Group

In connection with the closing of the Transactions, Atkore Group, Seller and CD&R entered into a Stockholders Agreement (the “Stockholders Agreement”), which sets forth certain terms and conditions regarding the ownership of equity securities of Atkore Group and its subsidiaries, including certain restrictions on the transfer of such securities, and the management of Atkore Group and its subsidiaries.

Corporate Governance

Pursuant to the Stockholders Agreement, the Board of Directors of Atkore Group (the “Board of Directors”) is currently comprised of eight directors. CD&R currently has the right to designate four directors, and Seller currently has the right to designate three directors. The chief executive officer of Atkore Group is the eighth director.

Prior to a Qualified IPO (as defined in the Stockholders Agreement and described below under “Qualified IPO”), CD&R and its permitted transferees (not including any person that holds less than the Minimum Governance Amount (as defined below)) (collectively, the “CD&R Holders”), as a group, will be entitled to designate a number of directors that is proportional (based on the number of directors constituting the full Board of Directors other than the chief executive officer of Atkore Group) to their aggregate percentage interest in Atkore Group (with the Preferred Stock treated on an as-converted basis).

Prior to a Qualified IPO, Seller and its permitted transferees (not including any person that holds less than the Minimum Governance Amount (as defined below)) (collectively, the “Tyco Holders”), as a group, will be entitled to designate a number of directors equal to the greater of (i) three directors and (ii) to the extent that the aggregate percentage interest of the Tyco Holders in Atkore Group increases after the closing of the Transactions, a number of directors that is proportional (based on the number of directors constituting the full Board of Directors other than the chief executive officer of Atkore Group) to their aggregate percentage interest in Atkore Group (with the Preferred Stock treated on an as-converted basis).

For so long as the CD&R Holders own in the aggregate a majority of the outstanding capital stock of Atkore Group (with the Preferred Stock treated on an as-converted basis), they shall be entitled to designate one more director than the Tyco Holders. Following a Qualified IPO, the CD&R Holders, on the one hand, and the Tyco Holders, on the other hand, will be entitled to designate the same number of directors as they were entitled to designate immediately prior to the Qualified IPO.

For so long as Atkore Group has not completed a Qualified IPO and the percentage interest of CD&R (together with its affiliates) in Atkore Group exceeds the percentage interest of any other stockholder (together with its affiliates), CD&R will have the right to designate one of its appointed directors as “lead director” or Chairman of the Board of Atkore Group. The lead director or the Chairman of the Board will not have a casting vote in any meetings of the Board of Directors.

Any action or determination to be taken or made by the Board of Directors with respect to (i) whether preferred dividends payable on the outstanding shares of Preferred Stock are to be paid in cash or in shares of Preferred Stock, (ii) whether an adjustment to the conversion price of the Preferred Stock is to be made pursuant to the Certificate of Designations or (iii) whether Atkore Group shall exercise the right to redeem the Preferred Stock or to effect a Qualified Liquidity Event pursuant to the Certificate of Designations, will be taken or made by a majority of the directors not including the directors designated by the CD&R Holders.

Stockholder Consent Rights

Atkore Group and its subsidiaries may not take the following corporate actions (subject to certain exceptions) without the prior written consent of any stockholder who owns (together with its respective affiliates) in excess of 25% of the total number of outstanding shares of capital stock of Atkore Group (with the Preferred Stock treated on an as-converted basis) (provided that at no time will more than one CD&R Holder and more than one Tyco Holder have stockholder consent rights under the Stockholders Agreement):

(i) commence a voluntary liquidation or bankruptcy or insolvency proceedings;

(ii) issue equity securities of Atkore Group or any of its subsidiaries;

(iii) amend or repeal the certificate of incorporation or the by-laws of Atkore Group;

(iv) redeem, repurchase or otherwise acquire any equity securities of Atkore Group or of any non-wholly owned subsidiary of Atkore Group, or any debt securities of Atkore Group or any of its subsidiaries, other than (A) annual redemptions in an annual aggregate amount not to exceed 10% of the face amount at issuance of the Old Notes (as defined in the Stockholders Agreement), (B) any redemption, repurchase or other acquisition of debt securities of Atkore Group or any of its subsidiaries that would not (1) reduce the restricted payment baskets in the Credit Facility or the Indenture or (2) exceed certain thresholds, (C) repurchases of equity securities from employees in connection with termination of employment, at a price not exceeding the fair market value of such equity securities and otherwise pursuant to the terms of the applicable award agreement and the Management Incentive Plan (as defined in the Stockholders Agreement), or (D) in connection with a recapitalization or reorganization of Atkore Group that would not otherwise be subject to the stockholder consent rights under the Stockholders Agreement;

(v) incur additional indebtedness in excess of certain levels;

(vi) undertake any merger or consolidation resulting in more than 50% of the total number of outstanding shares of capital stock of Atkore Group being held by any person who is not an affiliate of CD&R or Seller, unless all stockholders receive their pro rata portion of the proceeds of such transaction (treating the Preferred Stock on an as-converted basis);

(vii) undertake a sale of all or substantially all the assets of Atkore Group or its subsidiaries, unless all stockholders receive immediately following the consummation of such transaction their pro rata portion of the proceeds of such transaction (treating the Preferred Stock on an as-converted basis);

(viii) effect any disposition of any assets or properties of Atkore Group or its subsidiaries outside of the ordinary course of business, with an aggregate consideration in excess of $50 million;

(ix) enter into any agreement that would restrict any stockholder having the stockholder consent rights under the Stockholders Agreement, or their affiliates, from entering into or continuing to operate any line of business;

(x) make a tax election that would change the U.S. federal income tax characterization of Atkore Group as an association taxable as a corporation, or engage in any “listed transaction” within the meaning of Treasury Regulation Section 1.6011-4(b)(2);

(xi) enter into any new material line of business, terminate any existing material line of business by Atkore Group or any of its subsidiaries or make any other material change in the nature or scope of the business of Atkore Group and its subsidiaries;

(xii) engage in any transaction with or involving CD&R, Seller, or any of their respective permitted transferees or affiliates;

(xiii) effect any acquisition of the stock, assets, properties or business of any person, or enter into any joint venture with, or acquire ownership of any partnership or other interest in, for an aggregate consideration or capital contributions or investments by Atkore Group and its subsidiaries (whether at closing or on a contingent basis) in excess of $50 million;

(xiv) prior to the earlier of (x) the third anniversary of the closing date of the Transactions and (y) the occurrence of an Interest Elimination Event (as described above under “—Certificate of Designations of Atkore Group—Dividends”), commence an initial public offering;

(xv) increase or decrease the size of the Board of Directors;

(xvi) create, or delegate authority to, any committee of the Board of Directors;

(xvii) during the time that the chief executive officer of Atkore Group is a current or former employee, consultant or advisor of CD&R or any of its affiliates, approve the annual budget of Atkore Group and its subsidiaries, or any material changes thereto, including any increase or decrease in capital expenditures;

(xviii) amend, restate, supplement, modify or replace the Credit Facility or the Indenture in any manner that would be more restrictive on the ability of Atkore Group to pay cash dividends, or enter into any new agreements relating to indebtedness or otherwise containing provisions that are more restrictive on the ability of Atkore Group or its subsidiaries to pay cash dividends than those set forth in the Credit Facility and the Indenture; and

(xix) change any significant accounting policy of Atkore Group (other than as required by any accounting pronouncements or interpretations under GAAP issued after September 25, 2010) that in itself would result in a 5% or greater change from what Seller would have otherwise recorded in its financial statements as part of its recording of its investment in Atkore Group.

The foregoing stockholder consent rights will terminate automatically upon the consummation of a Qualified IPO. If shares of Preferred Stock are outstanding after the Milestone Date, the stockholder consent rights relating to new indebtedness, disposition of assets, changes in the nature or scope of the business of Atkore Group and its subsidiaries and acquisitions of stock, assets or businesses of third parties will terminate effective as of such date. In addition, after the Milestone Date, the stockholder consent rights described in paragraphs (i), (ii), (iv) and (vi) through (viii) above will terminate with respect to any transaction that constitutes a Qualified Liquidity Event effected pursuant to the Certificate of Designations, and no stockholder holding any Preferred Stock will have the stockholder consent rights described in paragraphs (ii), (v) and (viii) above with respect to any transaction that is effected in connection with a redemption of the Preferred Stock pursuant to the Certificate of Designations (if certain conditions are satisfied).

Transfer Restrictions

Subject to certain exceptions, for so long as CD&R and its affiliates, as a group, or Seller and its affiliates, as a group, own at least 25% of the outstanding capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis), without the consent of CD&R or Seller, (i) no stockholder may transfer any equity securities of Atkore Group (A) to any competitor of Atkore Group (other than in connection with a public offering) or (B) if such transfer would constitute a Prohibited Transaction (as defined in the Stockholders Agreement) and (ii) neither any CD&R Holder nor any Tyco Holder may transfer any equity securities of Atkore Group if such transfer would (A) involve less than 5% of the total outstanding capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis) or (B) prior to the Milestone Date, result in the shares held by CD&R or Seller, as applicable, at the closing of the Transactions being held by more than four or, after the Milestone Date, more than eight, stockholders that are not affiliates of each other.

In the event that CD&R seeks to transfer any shares of Preferred Stock to any person (other than an affiliate) prior to the Milestone Date (whether by sale, merger, consolidation or otherwise), CD&R is required to convert such shares of Preferred Stock into shares of Common Stock in connection with such transfer, in accordance with the procedures set forth in the Certificate of Designations.

Right of First Refusal

For so long as CD&R or Seller (each together with its respective affiliates) holds at least 10% of the total number of outstanding shares of capital stock of Atkore Group (with the Preferred Stock treated on an as-converted basis) (the “Minimum Governance Amount”), CD&R or Seller, as applicable, has a right of first refusal to purchase any equity securities of Atkore Group proposed to be transferred by any stockholder (subject to certain exceptions) on the same terms and conditions as those of the proposed transfer. The right of first refusal will terminate upon a Qualified IPO.

Tag-Along Right

If CD&R, Seller or any of their respective permitted transferees proposes to transfer any equity securities of Atkore Group (other than shares of Preferred Stock after the Milestone Date) to any person (subject to certain exceptions), CD&R, Seller and any of their permitted transferees who owns (together with its affiliates) at least the Minimum Governance Amount will have a right to participate in such transfer on the same terms and conditions, up to such participating stockholder’s pro rata share (calculated based on the number of equity securities of Atkore Group owned by such participating stockholder) of the equity securities proposed to be transferred. The tag-along rights will terminate upon a Qualified IPO.

Drag-Along Right

If CD&R (together with its affiliates) proposes to transfer all of its outstanding shares of capital stock of Atkore Group to any person (subject to certain exceptions), and the amount of capital stock held by CD&R and its affiliates, as a group, constitutes more than 50% of the total number of outstanding shares of capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis and disregarding any shares of Common Stock issued pursuant to the Management Incentive Plan), then (subject to the right of first refusal described above), if requested by CD&R, each other stockholder will be required to sell all of its equity securities in such transaction, on the same terms and conditions, provided that the proceeds and other rights received in such drag-along transaction are shared by all stockholders and CD&R on a pro rata basis, based on the number of shares sold by each stockholder in such transaction (and treating the Preferred Stock on an as-converted basis). The drag-along right will terminate upon a Qualified IPO.

Qualified IPO

If, prior to the earlier of (x) the third anniversary of the closing date of the Transactions and (y) the occurrence of an Interest Elimination Event, Atkore Group has not completed a Qualified IPO (which is defined in the Stockholders Agreement to mean an IPO with aggregate gross cash proceeds (without regard to any underwriting discount or commission) of at least $150 million (whether to Atkore Group, its stockholders, or both)) or a merger or consolidation resulting in more than 50% of the total number of outstanding shares of capital stock of Atkore Group being held by any person who is not an affiliate of CD&R or Seller, CD&R , Seller or any of their respective permitted transferees, so long as such party owns (together with its affiliates) at least 25% of the outstanding capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis), may cause Atkore Group to consummate a Qualified IPO, pursuant to which each stockholder will have the right to sell a portion of its equity securities of Atkore Group in accordance with the Atkore Registration Rights Agreement (as defined below), and provided that the following conditions are satisfied: (i) the aggregate value of shares of Common Stock issued and sold by Atkore Group in the Qualified IPO does not exceed $112.5 million and (ii) after consummation of the Qualified IPO, CD&R continues to own a majority of the outstanding shares of capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis).

Notwithstanding the foregoing, if a stockholder initiates a Qualified IPO, CD&R may purchase all of the equity securities owned by the initiating stockholder. If CD&R exercises this right, the equity securities will be purchased at a price to be determined by three nationally recognized investment banks using customary valuation concepts and techniques and in the manner set forth in the Stockholders Agreement.

Equity Purchase Rights

Pursuant to the Stockholders Agreement, Atkore Group granted each of CD&R, Seller and their respective permitted transferees the right to purchase their pro rata share of any issuance of new equity securities of Atkore Group or any of its subsidiaries (subject to certain exceptions). The equity purchase rights will terminate upon the consummation of a Qualified IPO.

Management Equity Awards

The Stockholders Agreement contemplates that Atkore Group would establish a management equity pool and that the Board of Directors would adopt a related equity incentive plan in order to offer equity incentives to the officers and key employees of Atkore Group and its subsidiaries. The total number of equity securities of Atkore Group to be reserved for issuance under the plan would be equal to 10% of the total number of shares of capital stock of Atkore Group outstanding immediately following the closing of the Transactions (treating the Preferred Stock on an as-converted basis). Pursuant to this requirement, Atkore Group adopted the Stock Incentive Plan described above in the Compensation Discussion and Analysis.

Atkore Group Registration Rights Agreement

At the closing of the Transactions, Atkore Group, Seller and CD&R entered into the Atkore Group Registration Rights Agreement, pursuant to which Atkore Group granted to CD&R, Seller and their respective permitted transferees customary demand registration rights, and to such stockholders and other stockholders party to the agreement customary piggyback registration rights, in each case subject to customary terms and conditions.

Indemnification Agreements

In connection with the closing of the Transactions, Atkore Group, the Company and Atkore International (collectively, the “Atkore Entities”) entered into separate indemnification agreements (the “Indemnification Agreements”) with CD&R and certain of its affiliates as well as with Seller and certain of its affiliates. Under the Indemnification Agreements, the Atkore Entities agreed to indemnify CD&R, Seller and certain of their respective affiliates, related parties, directors, officers, partners, members, employees, agents, advisors, consultants, representatives and controlling persons for certain losses, including losses (i) incurred by such indemnities under applicable securities laws in connection with the Transactions, (ii) relating to other actions or omissions by Atkore Group or any of its subsidiaries, (iii) relating to the performance of certain services by such indemnities for Atkore Group and its subsidiaries or (iv) arising out of service by any such indemnities as a director or officer of Atkore Group or its subsidiaries, including any breaches by such indemnities of his or her fiduciary duties as a director or officer of Atkore Group or any of its subsidiaries.

The Atkore Entities did not indemnify the foregoing indemnities for losses arising out of (i) any breach by such indemnities of their obligations under any of the Transaction Agreements (as defined in the Indemnification Agreements) or certain related documents, (ii) any matter for which such indemnities or any of its affiliates is required to indemnify Atkore Group, Seller, CD&R or any of their respective affiliates under the Investment Agreement or any other Transaction Agreement or (iii) in the case of any Tyco indemnities, the ownership or operation of Atkore Group and its subsidiaries by Seller and its affiliates prior to the closing of the Transactions.

The indemnification obligations of the Atkore Entities under the Indemnification Agreements are primary to any similar rights to which any indemnities may be entitled under any other agreement or document.

Consulting Agreements

In connection with the closing of the Transactions, the Atkore Entities entered into separate consulting agreements (the “Consulting Agreements”) with each of CD&R Manager and Tyco Manager.

Pursuant to the Consulting Agreements, the Atkore Entities retained each of CD&R Manager and Tyco Manager to provide to the Atkore Entities certain management, consulting, advisory and monitoring services. In consideration for such services, Atkore Group and its subsidiaries pay to CD&R Manager and Tyco Manager an aggregate annual fee of $6 million (the “Advisory Fee”) payable in quarterly installments, to be divided between CD&R Manager and Tyco Manager on a pro rata basis, based on their relative percentage ownership interest in Atkore Group (treating the Preferred Stock on an as-converted basis); provided that, if either CD&R or Seller (together with its affiliates) owns less than the Minimum Governance Amount, the other party’s pro rata share of the Advisory Fee will be 100% (provided that such party continues to own at least the Minimum Governance Amount). The Consulting Agreements also require the Atkore Entities to reimburse each of CD&R Manager and Tyco Manager for reasonable out-of-pocket expenses incurred in the course of rendering the services under the Consulting Agreements.

In addition, pursuant to the Consulting Agreements, immediately following the closing of the Transactions, Atkore Group paid to each of CD&R Manager and Tyco Manager an identical fee of $15 million, in accordance with (and without duplication with such payment made pursuant to) the Investment Agreement, for certain consulting, advisory, financial and other services performed by each of CD&R Manager and Tyco Manager for the Atkore Entities prior to the closing of the Transactions.

The Consulting Agreements will terminate upon the earlier to occur of (i) the Milestone Date and (ii) the date on which CD&R Investor or Seller (each together with its respective affiliates), as applicable, ceases to own at least the Minimum Governance Amount. Either CD&R Manager or Tyco Manager may terminate its respective Consulting Agreement at any time upon 30 days’ prior notice to Atkore Group. In the event of any termination of a Consulting Agreement, Atkore Group or its subsidiaries will be required to pay to CD&R Manager or Tyco Manager, as applicable, any unpaid installment of the Advisory Fee and all expenses due under the applicable Consulting Agreement with respect to periods prior to the termination date.

Commercial Arrangements with Related Parties

As of September 28, 2012, our accounts receivable included $1 million of receivables from Tyco affiliates. Amounts receivable relate to sales of certain products to Tyco affiliates, including under a supply agreement (the “Supply Agreement”) between Atkore Group and a subsidiary of Tyco, Tyco Fire Products, L.P. (“Tyco Fire”). For fiscal year 2012, sales to Tyco affiliates totaled $16 million and the associated cost of sales totaled $13 million. See Note 3 to our consolidated financial statements in Item 8 to this Form 10-K for more information. Under the Supply Agreement, Atkore Group and its affiliates agreed to supply Tyco Fire with, and Tyco Fire agreed to purchase from Atkore Group and its affiliates, (i) 100% of the requirements of Tyco Fire’s fire protection products distribution business for North America in sprinkler pipe and A53 pipe products and (ii) 75% or Tyco Fire’s requirements in its EMEA fire protection products business, in each case at pricing levels specified in the Supply Agreement. We believe that such transactions with Tyco are all conducted on an arm’s-length basis.

An affiliate of CD&R currently owns equity positions in two of the Company’s customers to which the Company sold an aggregate of $72 million of products in fiscal year 2012. The associated cost of sales was $57 million in fiscal year 2012. As of September 28, 2012, our accounts receivable included $15 million of receivables from the two customers. See Note 3 to Item 8 to our consolidated financial statements. We believe that such transactions with the two customers are all conducted on an arm’s-length basis.

As of September 28, 2012, Tyco has guaranteed our performance to third parties ($13 million). Tyco intends to obtain releases for all guarantees they had provided related to us. In the future, we will have such items outstanding on our own behalf. See Note 15 to Item 8 to our consolidated financial statements.

Review of Related Party Transactions

The foregoing agreements and arrangements were generally entered into in connection with the Transactions. Subsequent to the Transactions, the Audit Committee is responsible for reviewing with management and its independent registered public accounting firm any transactions with related parties that could reasonably be expected to have a material impact on its financial statements. Additionally, under the terms of the Stockholders Agreement, Atkore Group and its subsidiaries may not engage in any transaction with or involving CD&R, Seller, or any of their respective permitted transferees or affiliates without the prior written consent of any stockholder who owns (together with its respective affiliates) in excess of 25% of the total number of outstanding shares of capital stock of Atkore Group (on an as-converted basis).

Director Independence

Though not formally considered by the Board of Directors because our common stock is not listed on a national securities exchange, we do not believe that any of our directors would be considered “independent” under the listing standards of the New York Stock Exchange.

Item 14. Principal Accountant Fees and Services.

The Board of Directors selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ended September 28, 2012. Deloitte & Touche LLP fees for fiscal years 2012 and 2011 were approximately:

($ in thousands)	2012	2011
Audit Fees(1)	$2,047	$1,979
Audit-Related Fees(2)	$39	$68
Tax Fees(3)	$3	$—
All Other Fees	$—	$228

Total	$2,089	$2,275

(1)	Audit Fees—These are fees for professional services performed by Deloitte & Touche LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, as well as services that are normally provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-Related Fees—These are fees for the assurance and related services performed by Deloitte & Touche LLP that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax Fees—These are fees for professional services performed by Deloitte & Touche LLP with respect to tax compliance, tax advice and tax planning. Fees incurred principally relate to review of tax returns, preparation of tax returns or supporting documentation and consultation with regard to various tax planning issues.
(4)	All Other Fees—These are fees for professional services performed by Deloitte & Touche LLP related to the Registration Statement on Form S-4 that we filed that do not constitute fees described in the above categories.

The Audit Committee has adopted a policy for the pre-approval of all services and fees to be provided by our independent registered public accounting firm for audit, audit-related, tax and all other services allowable under applicable rules and regulations. All such services and fees provided by our independent registered public accounting firm during fiscal year 2012 were pre-approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) 1. Financial Statements

The following consolidated financial statements of Atkore International Holdings Inc. and Subsidiaries and the report of the Independent Registered Public Accounting Firm contained under Item 8 of this Form 10-K are incorporated herein by reference:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of September 28, 2012 and September 30, 2011.

Consolidated Statements of Operations for the Year Ended September 28, 2012 and the Period from December 23, 2010 to September 30, 2011. Combined Statements of Operations for the Period from September 25, 2010 to December 22, 2010 and the Year Ended September 24, 2010.

Consolidated Statements of Cash Flows for the Year Ended September 28, 2012 and the Period from December 23, 2010 to September 30, 2011. Combined Statements of Cash Flows for the Period from September 25, 2010 to December 22, 2010 and the Year Ended September 24, 2010.

Statements of Shareholder’s Equity for the Period from December 23, 2010 to September 28, 2012. Statement of Parent Company Equity for the Period from September 26, 2009 to December 22, 2010.

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following consolidated financial statement schedule of Atkore International Holdings Inc. and Subsidiaries, for the Year Ended September 28, 2012, the Period from December 23, 2010 to September 30, 2011, the Period from September 25, 2010 to December 22, 2010, and the Year Ended September 24, 2010 is filed as a part of this Report in response to Item 15(a) (2):

Schedule II—Valuation and Qualifying Accounts

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.

3. Exhibits

See Exhibit Index.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

($ in millions)

	Balance at Beginning of Year	Additions Charged to Income	Write offs and Other	Balance at End of Year
Accounts Receivable:
Successor Company
For the fiscal year ended September 28, 2012	$2	$1	$—	$3
For the period from December 23, 2010 to September 30, 2011	$—	$2	$—	$2

Predecessor Company
For the period from September 25, 2010 to December 22, 2010	$10	$2	$(2)	$10
For the fiscal year ended September 24, 2010	$11	$1	$(2)	$10
Deferred Tax Valuation Allowance:
Successor Company
For the fiscal year ended September 28, 2012	$6	$—	$1	$5
For the period from December 23, 2010 to September 30, 2011	$5	$1	$—	$6

Predecessor Company
For the period from September 25, 2010 to December 22, 2010	$27	$—	$(22)	$5
For the fiscal year ended September 24, 2010	$26	$1	$—	$27

Signatures

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC.

By:	/s/ John P. Williamson
John P. Williamson
President, Chief Executive Officer, and Director (Principal Executive Officer)

Date: December 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of December 13, 2012, by the following persons on behalf of the Company and in the capacities indicated.

/s/ John P. Williamson	President, Chief Executive Officer, and Director
John P. Williamson	(Principal Executive Officer)

/s/ James A. Mallak	Vice President, Chief Financial Officer and Director
James A. Mallak	(Principal Financial Officer, Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Investment Agreement, dated as of November 9, 2010, by and among CD&R Allied Holdings, L.P., Tyco International Ltd., Tyco International Holding S.A.R.L., and Atkore International Group Inc., incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

2.2	Amendment No. 1 to Investment Agreement, dated as of December 6, 2010, by and among CD&R Allied Holdings, L.P., Tyco International Ltd., Tyco International Holding S.A.R.L., and Atkore International Group Inc., incorporated by reference from Exhibit 2.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

2.3	Amendment No. 2 to Investment Agreement, dated as of December 21, 2010, by and among CD&R Allied Holdings, L.P., Tyco International Ltd., Tyco International Holding S.A.R.L., and Atkore International Group Inc., incorporated by reference from Exhibit 2.3 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

2.4	Amendment No. 3 to Investment Agreement, dated as of December 21, 2010, by and among CD&R Allied Holdings, L.P., Tyco International Ltd., Tyco International Holding S.A.R.L., and Atkore International Group Inc., incorporated by reference from Exhibit 2.4 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

2.5	Securities Purchase Agreement, dated as of February 15, 2012, by and among Norman J. MacDonald III, Peter M. MacDonald and Atkore International, Inc., incorporated by reference from Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2012.

2.6	Asset Purchase Agreement, dated as of March 6, 2012, by and between Allied Tube & Conduit Corporation and JMC Steel Group, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2012.

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

4.1	Exchange and Registration Right Agreement, dated as of December 22, 2010, among Atkore International, Inc., Deutsche Bank Securities Inc., UBS Securities LLC, Credit Suisse Securities (USA) LLC and the other financial institutions named therein, relating to the $410,000,000 Senior Secured Notes due 2018, incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

4.2	Indenture, dated as of December 22, 2010, among Atkore International, Inc., as issuer, the Note Guarantors from time to time parties thereto, and Wilmington Trust FSB, as Trustee, relating to the $410,000,000 Senior Secured Notes due 2018, incorporated by reference from Exhibit 4.2 to the Company’s Registration Statement on Form S-4/A filed on August 12, 2011.

4.3	First Supplemental Indenture, dated as of December 22, 2010, among Atkore International, Inc., as issuer, the Note Guarantors named therein, and Wilmington Trust FSB, as Trustee, relating to the $410,000,000 Senior Secured Notes due 2018, incorporated by reference from Exhibit 4.3 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

4.4	Form of 9.875% Senior Secured Note due 2018 of Atkore International, Inc. (included in Exhibit 4.2 hereto), incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1	Amendment and Continuation Agreement, dated December 22, 2010 by Tyco International Management Company, LLC and Atkore International, Inc., incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.2	Consulting Agreement, dated December 22, 2010 by and between Atkore International Group Inc., Atkore International Holdings Inc., Atkore International Inc. and Clayton, Dubilier & Rice, LLC, incorporated by reference from Exhibit 10.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

Exhibit Number	Description

10.3	Consulting Agreement, dated December 22, 2010 by and between Atkore International Group Inc., Atkore International Holdings Inc., Atkore International Inc. and Tyco International Management Company, LLC, incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.4	Indemnification Agreement, dated as of December 22, 2010 among Atkore International Group Inc., Atkore International Holdings Inc., Atkore International Inc., CD&R Allied Holdings, L.P., Clayton, Dubilier & Rice Fund VIII, L.P., CD&R Friends & Family Fund VIII, L.P., CD&R Allied Advisor Co-Investor, L.P., Clayton, Dubilier & Rice, Inc. and Clayton, Dubilier & Rice, LLC, incorporated by reference from Exhibit 10.4 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.5	Indemnification Agreement, dated as of December 22, 2010 among Atkore International Group Inc., Atkore International Holdings Inc., Atkore International Inc., Tyco International Ltd., Tyco International Holding S.a.r.l. and Tyco International Management Company, LLC, incorporated by reference from Exhibit 10.5 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.6	Credit Agreement, dated as of December 22, 2010, among Atkore International, Inc., the Subsidiary Borrowers from time to time party thereto, the several banks and other financial institutions from time to time party thereto, UBS AG, Stamford Branch, as an issuing lender, as administrative agent for the Lenders thereunder and as collateral agent for the Secured Parties and the Issuing Lenders, Deutsche Bank AG New York Branch, as co-collateral agent and UBS Loan Finance LLC, as swingline lender, incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4/A filed on August 12, 2011.

10.7	Guarantee and Collateral Agreement, dated as of December 22, 2010 made by Atkore International Holdings Inc., Atkore International, Inc. and certain Subsidiary Borrowers, UBS AG, Stamford Branch, as collateral agent and administrative agent for the banks and other financial institutions from time to time parties to the Credit Agreement, incorporated by reference from Exhibit 10.7 to the Company’s Registration Statement on Form S-4/A filed on August 12, 2011.

10.8	Collateral Agreement, dated as of December 22, 2010, made by Atkore International Holdings Inc., Atkore International, Inc., as issuer of the Notes and the subsidiaries of the guarantors party thereto, in favor of Wilmington Trust FSB, as collateral agent under certain of the Note Documents for the Secured Parties, incorporated by reference from Exhibit 10.8 to the Company’s Registration Statement on Form S-4/A filed on August 12, 2011.

10.9	Intercreditor Agreement, dated as of December 22, 2010 between UBS AG, Stamford Branch, in its capacity as collateral agent for the ABL Credit Agreement Lenders and Wilmington Trust FSB, in its capacity as collateral agent for the Noteholder Secured Parties, incorporated by reference from Exhibit 10.9 to the Company’s Registration Statement on Form S-4/A filed on August 12, 2011.

10.10*	Employment Agreement, dated as of May 23, 2011 by and between John Williamson, Atkore International, Inc. and Atkore International Group Inc., incorporated by reference from Exhibit 10.12 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.11*	2011 Annual Incentive Plan, incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.12*	Form of Award Letter under 2011 Annual Incentive Plan, incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.13*	Atkore International Group Inc. Stock Incentive Plan, incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.14*	Form of Employee Stock Option Agreement, incorporated by reference from Exhibit 10.16 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

Exhibit Number	Description

10.15*	Form of Employee Stock Subscription Agreement (Purchased Shares), incorporated by reference from Exhibit 10.17 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.16*	Form of Indemnification Agreement for Directors of Atkore Group, incorporated by reference from Exhibit 10.20 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.17*	Offer Letter, dated as of February 17, 2012, by and between Atkore International, Inc. and James A. Mallak, incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

10.18*	Separation Agreement and General Release, with an effective date of April 15, 2012, by and among Atkore International Group Inc., Atkore International, Inc. and Karl J. Schmidt, incorporated by reference from Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2012.

10.19*	2012 Annual Incentive Plan.

10.20*	Retention Agreement, dated April 27, 2011, between Edward Kurasz and Atkore International, Inc.

10.21*	Severance Policy, dated May 9, 2012.

10.22*	Offer Letter, dated December 7, 2011, by and between Atkore International, Inc. and Kevin P. Fitzpatrick.

10.23*	Severance Agreement, dated November 28, 2011, by and between Atkore International, Inc. and Kevin P. Fitzpatrick.

10.24*	Form of Award Letter under 2012 Annual Incentive Plan.

10.25*	Offer Letter, dated September 13, 2011, by and between Atkore International, Inc. and Gary Uren.

10.26*	Employment Agreement, dated September 13, 2011, by and between Atkore International, Inc. and Gary Uren.

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Indicates a management contract or compensatory plan or arrangement.