Form 10-Q
period 2012-12-28
Atkore International Holdings Inc.
filed 2013-02-08
CIK 1521722

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2012

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

As of February 1, 2013, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on February 1, 2013.

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

Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and readers are cautioned not to place undue reliance on such statements. Factors that could cause actual events or results to differ materially from the events or results described in any forward-looking statements include, but are not limited to: the sustained or further downturn in the non-residential construction industry; fluctuations in the price of raw materials; new regulations related to “conflict minerals;” our reliance on the availability and cost of freight and energy; changes in governmental regulation, including the National Electrical Code or other legislation and regulation; risks relating to doing business internationally; claims for damages for defective products; our ability to generate or raise capital in the future; risk of material environmental, health and safety liabilities and obligations; changes in the source and intensity of competition in business; the level of similar product imports into North America; our reliance on a small number of customers; work stoppages, employee strikes and other production disputes; our significant financial obligations relating to pension plans; unplanned outages at our facilities and other unforeseen disruptions; our ability to protect and enforce our intellectual property rights; our ability to attract and retain qualified employees; the reliability of our information systems; cyber security risks and cyber incidents; risks inherent in acquisitions and the financing thereof; our substantial indebtedness and our ability to incur further indebtedness; limitations on our business under the instruments governing our indebtedness; risks relating to us operating as a stand-alone company; and the risk that the benefits from the Transactions (as defined herein) may not be fully realized or may take longer to realize than expected.

You should read carefully the factors described under the section titled “Risk Factors” in the Company’s Form 10-K for the fiscal year ended September 28, 2012, and those described in our other filings with the SEC. These and other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. These factors may not constitute all factors that could cause actual results to differ materially. We operate in a continually changing business environment. New factors emerge from time to time, and it is not possible to predict all risks that may affect us. We assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in forward-looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should be viewed as historical data.

Part I. Financial Information

Item 1. Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

($ in millions)	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Net sales	$385	$371
Costs and expenses
Cost of sales	331	324
Selling, general and administrative	47	45

Operating income	7	2
Interest expense, net	12	12

Loss before income taxes	(5)	(10)
Income tax benefit	1	3

Loss from continuing operations	(4)	(7)
Loss from discontinued operations and disposal, net of income tax benefit of $0 and $1, respectively	—	(1)

Net loss	$(4)	$(8)

See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

($ in millions)	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Net loss	$(4)	$(8)
Other comprehensive loss:
Change in foreign currency translation adjustment	(1)	—
Change in unrecognized loss related to pension benefit plans, net of $0 million tax benefit	1	—

Total other comprehensive income	—	—

Comprehensive loss	$(4)	$(8)

See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in millions, except per share data)	December 28, 2012	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$55	$52
Accounts receivable, less allowance for doubtful accounts of $3 and $3, respectively	196	235
Receivables due from Tyco International Ltd. and its affiliates (see Note 2)	4	9
Inventories, net (see Note 3)	254	237
Assets held for sale	10	11
Prepaid expenses and other current assets	35	35
Deferred income taxes	22	22

Total current assets	576	601
Property, plant and equipment, net (see Note 4)	276	283
Intangible assets, net (see Note 5)	262	266
Goodwill (see Note 5)	132	132
Deferred income taxes	2	3
Receivables due from Tyco International Ltd. and its affiliates (see Note 2)	13	13
Other assets	30	31

Total Assets	$1,291	$1,329

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 7)	$6	$7
Accounts payable	102	130
Income tax payable	4	4
Accrued and other current liabilities (see Note 6)	74	79

Total current liabilities	186	220

Long-term debt (see Note 7)	410	410
Deferred income taxes	82	83
Income tax payable	12	13
Pension liabilities	39	40
Other long-term liabilities	14	11

Total Liabilities	743	777

Shareholder’s Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	605	605
Accumulated deficit	(29)	(25)
Accumulated other comprehensive loss	(28)	(28)

Total Shareholder’s Equity	548	552

Total Liabilities and Shareholder’s Equity	$1,291	$1,329

See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY

(unaudited)

($ in millions)	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at September 28, 2012	$—	$605	$(25)	$(28)	$552
Net loss	—	—	(4)	—	(4)
Foreign currency translation	—	—	—	(1)	(1)
Change in unrecognized loss related to pension benefit plans, net of $0 million tax benefit	—	—	—	1	1

Balance at December 28, 2012	$—	$605	$(29)	$(28)	$548

See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

($ in millions)	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Operating activities
Net loss	$(4)	$(8)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss from discontinued operations and disposal	—	1
Depreciation and amortization	13	13
Amortization of debt issuance costs	2	2
Deferred income taxes	(1)	(4)
Provision for losses on accounts receivable and inventory	1	1
Asset impairment charges	1	—
Other items	—	1
Changes in operating assets and liabilities, net of effects from acquisitions	(5)	(9)

Net cash provided by (used for) continuing operating activities	7	(3)
Net cash provided by discontinued operating activities	—	2

Net cash provided by (used for) operating activities	7	(1)
Investing activities
Capital expenditures	(3)	(6)
Acquisitions of businesses, net of cash acquired	—	(2)

Net cash used for continuing investing activities	(3)	(8)
Net cash provided by discontinued investing activities	—	—

Net cash used for investing activities	(3)	(8)
Financing activities
Borrowings under Credit Facility	38	106
Repayments under Credit Facility	(38)	(104)
Proceeds from short-term debt	2	1
Repayments of short-term debt	(3)	—

Net cash (used for) provided by continuing financing activities	(1)	3
Net cash provided by discontinued financing activities	—	—

Net cash (used for) provided by provided by financing activities	(1)	3
Effects of foreign exchange rate changes on cash and cash equivalents	—	—

Increase (decrease) in cash and cash equivalents	3	(6)
Cash and cash equivalents at beginning of period	52	48

Cash and cash equivalents at end of period	$55	$42

Supplementary Cash Flow information
Interest paid	$—	$1
Income taxes paid, net of refunds	1	1

See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

Organization and Ownership Structure — Atkore International Holdings Inc. (hereinafter collectively with all its subsidiaries referred to as the “Company,” “we,” “our,” “us,” or “Atkore”) was incorporated in the State of Delaware on November 4, 2010. The Company is 100% owned by Atkore International Group Inc. (“Atkore Group”). The Company is the sole owner of Atkore International, Inc. (“Atkore International”). Prior to the transactions described below, all the capital stock of Atkore International was owned by Tyco International Ltd. (“Tyco”). The business of Atkore International was operated as the Tyco Electrical and Metal Products (“TEMP”) business of Tyco. Atkore was initially formed by Tyco as a holding company to hold ownership of TEMP.

The Transactions — On November 9, 2010, Tyco announced that it entered into an agreement to sell a majority interest in TEMP to an affiliate of the private equity firm Clayton Dubilier & Rice, LLC (“CD&R”). On December 22, 2010, the transaction closed and CD&R acquired shares of a newly created class of cumulative convertible preferred stock (the “Preferred Stock”) of Atkore Group. The Preferred Stock initially represented 51% of the outstanding capital stock (on an as-converted basis) of Atkore Group. On December 22, 2010, Atkore Group also issued common stock (the “Common Stock”) to a Tyco subsidiary that initially represented the remaining 49% of the outstanding capital stock of Atkore Group. Atkore Group continues to be the sole owner of the Company, which in turn continues to be the sole owner of Atkore International. Subsequent to December 22, 2010, Atkore has operated as an independent, stand-alone entity. The aforementioned transactions described in this paragraph are referred to herein as the “Transactions.”

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as the Form 10-K for the fiscal year ended September 28, 2012, and should be read in conjunction with the consolidated financial statements and the notes thereto.

These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

The Company has a 52- or 53- week fiscal year that ends on the last Friday in September. It is our practice to establish quarterly closing using a 4-5-4 calendar. Fiscal year 2013 is a 52-week fiscal year ending on September 27, 2013. Fiscal year 2012 was a 52-week fiscal year and ended on September 28, 2012.

We have reclassified certain prior period amounts to conform to the current period presentation. The reclassifications are restatements for discontinued operations, as described in Note 16. In addition, the Company has corrected the presentation of the borrowings and repayments of its asset-based credit facility (the “Credit Facility”) in the accompanying Statement of Cash Flows for the three months ended December 30, 2011. Related amounts had previously been presented on a net basis rather than a gross basis in accordance with ASC 230, Statement of Cash Flows (formerly Statement of Financial Accounting Standard (“SFAS”) 95, Statement of Cash Flows). The correction had no effect on net cash used in financing activities.

Description of Business — The Company is engaged in the design, manufacture and distribution of electrical conduit, cable products, steel tube and pipe products. Effective October 1, 2011, as a result of a strategic planning exercise, the Company reorganized its segments. After this reorganization, the Company continues to have two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The Company has combined the product category formerly referred to as Sheets & Plates with Mechanical Tube. Additionally, Metal Framing Systems is now part of Global Cable & Cable Management and Electrical Conduit is now part of Global Pipe, Tube & Conduit. The product categories that pertain to each reportable segment are as follows:

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

Use of Estimates — The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements and report the associated amounts of revenues and expenses. Significant estimates and assumptions are used for, but not limited to, allowances for doubtful accounts, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, estimates of total costs for contracts under the percentage-of-completion method, loss contingencies, purchase price allocation, net realizable value of inventories, legal liabilities, income taxes and tax valuation allowances and pension and postretirement employee benefit liabilities. Actual results could differ materially from these estimates.

Recently Adopted Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, Topic 220, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to include a statement of comprehensive income as part of their interim and annual financial statements. The guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or to present amounts gross (with tax effects shown parenthetically). The Company’s disclosure of comprehensive loss for the three months ended December 28, 2012 and December 30, 2011 is presented in the Company’s condensed consolidated statements of comprehensive loss in this Form 10-Q. Under the new guidance, certain information included in the condensed consolidated statement of shareholders’ equity is shown in the new statement of comprehensive loss. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2012, and should be applied retrospectively (fiscal year 2013 for the Company). The new guidance impacts presentation only and the Company’s adoption of this guidance in the first quarter of fiscal year 2013 did not have an impact on its financial position, results of operations, or cash flows.

2. Related Party Transactions

Trade Activity and Indemnification with Tyco—The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	December 28, 2012	September 28, 2012
Accounts receivable	$1	$1
Receivables due from Tyco and its affiliates-current and noncurrent (see Note 8)	17	22

($ in millions)	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Purchases	$—	$1
Net sales	2	4
Cost of sales	2	3

Other Related Party Trade Activity—An affiliate of CD&R currently owns equity positions in two of the Company’s customers. The following table presents information regarding related party transactions with these customers ($ in millions):

	December 28, 2012	September 28, 2012
Accounts receivable	$14	$15

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Net sales	$22	$12
Cost of sales	16	10

Management Fees—The Company is obligated to pay a $6 million aggregate annual management fee to Tyco and CD&R, subsequent to the Transactions. These fees are paid quarterly, in advance, except that the fee for the first calendar quarter of 2011 which was paid in arrears. The Company paid $2 million during each of the three months ended December 28, 2012 and December 30, 2011. The management fees are included in selling, general, and administrative expense. The management fees are payable to CD&R and Tyco based upon their pro-rata ownership percentage.

3. Inventories, Net

As of December 28, 2012 and September 28, 2012, inventories were comprised of ($ in millions):

	December 28, 2012	September 28, 2012
Purchased materials and manufactured parts	$83	$82
Work in process	25	23
Finished goods	146	132

Inventories, net	$254	$237

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.

As of December 28, 2012 and September 28, 2012, the inventory reserve was $9 million.

4. Property, Plant and Equipment

As of December 28, 2012 and September 28, 2012, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	December 28, 2012	September 28, 2012
Land	$18	$18
Buildings and related improvements	121	120
Machinery and equipment	188	187
Leasehold improvements	3	3
Construction in progress	13	14

Property, plant and equipment	343	342
Accumulated depreciation	(67)	(59)

Property, plant and equipment, net	$276	$283

Depreciation expense for the three months ended December 28, 2012 and December 30, 2011 totaled $9 million and $10 million, respectively.

5. Goodwill and Intangible Assets

The Company’s intangible assets relate primarily to customer relationships, patents and indefinite-lived trade names/trademarks, specifically within the Company’s North American businesses.

Customer Relationships — The Company’s key customers are primarily wholesalers and national distributors. The Company provides products and services to these customers who ultimately target a variety of end markets. The relationships with customers are driven by high quality service and products that the Company sells. The overall terms of these relationships are based on purchase orders and are not contractually-based. The selection of the remaining useful lives for the customers is based on past customer retention experience. The customer relationships are amortized over their useful lives, ranging from 6 to 14 years.

Trade Names/Trademarks — The Company’s products are marketed under many well-recognized trade names/trademarks, including the Company’s primary brands, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec®, Acroba®, Razor Ribbon®,, FlexHead®, and SprinkFLEX® among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.

Other Intangible Assets — Other intangible assets with determinable lives consist primarily of patents and non-compete agreements. These other intangibles are amortized over their estimated useful lives, ranging from 5 to 10 years.

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

The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets ($ in millions):

		December 28, 2012			September 28, 2012
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer Relationships	13	$188	$(28)	$160	$188	$(24)	$164
Other	6	8	(1)	7	8	(1)	7

Total		196	(29)	167	196	(25)	171
Indefinite-lived Intangible Assets:
Trade names		95	—	95	95	—	95

Total		$291	$(29)	$262	$291	$(25)	$266

Amortization expense for the three months ended December 28, 2012 and December 30, 2011, totaled $4 million and $3 million, respectively. The Company estimates that the aggregate amortization expenses will be $15 million in fiscal year 2013, $15 million in fiscal year 2014, $15 million in fiscal year 2015, $15 million in fiscal year 2016, $15 million in fiscal year 2017, $15 million in fiscal year 2018, and $81 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.

As of December 28, 2012 and September 28, 2012, the amount of goodwill by operating segment was as follows ($ in millions):

	September 28, 2012	Adjustments	December 28, 2012
Global Pipe, Tube & Conduit	$87	$—	$87
Global Cable & Cable Management	45	—	45

Total	$132	$—	$132

6. Accrued and Other Current Liabilities

As of December 28, 2012 and September 28, 2012, accrued and other current liabilities were comprised of ($ in millions):

	December 28, 2012	September 28, 2012
Accrued payroll and payroll related	$13	$20
Accrued interest	21	10
Accrued transportation costs	9	11
Accrued audit and legal	3	8
Other	28	30

Accrued and other current liabilities	$74	$79

7. Debt

Debt as of December 28, 2012 and September 28, 2012, was as follows ($ in millions):

	December 28, 2012	September 28, 2012
Senior secured notes due January 1, 2018	$410	$410
Asset-based Credit Facility	—	—
Other	6	7

Total debt	416	417
Current portion	(6)	(7)

Long-term debt	$410	$410

On December 22, 2010, Atkore International issued senior secured notes (the “Notes”) in the principal amount of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, commencing on July 1, 2011. Atkore International’s obligations under the Notes are fully and unconditionally guaranteed on a stand-alone senior secured basis by the Company (the direct parent of Atkore International) and are fully and unconditionally guaranteed on a joint and several senior secured basis by each of Atkore International’s domestic subsidiaries that is a borrower or guarantor under the Credit Facility. The Notes are redeemable at the Company’s option in whole or in part on or after January 1, 2014, with not less than 30 or more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the indenture governing the Notes. In addition, during any 12-month period prior to January 1, 2014, the Company may redeem up to $41 million of the Notes at a redemption price of 103%, plus accrued interest. In the event that Atkore International raises additional equity prior to January 1, 2014, then subject to the restrictions in the Notes, Atkore International may redeem up to 35% of the Notes at 109.875% of par, plus accrued and unpaid interest up to the redemption date. The Company may also redeem the Notes prior to January 1, 2014, in whole or in part at par plus an applicable premium, as defined in the indenture, and applicable and accrued interest. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.

On December 22, 2010, Atkore International also obtained a Credit Facility of up to $250 million, subject to borrowing base availability. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The borrowing base was reduced to $242 million in the first quarter of fiscal year 2013. As of December 28, 2012 and September 28, 2012, $0 million was drawn. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. The Company’s availability under the Credit Facility was $225 million and $233 million as of December 28, 2012 and September 28, 2012, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25% to 2.75%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, but are not limited to, the timely delivery of quarterly and annual financial statements, certifications to be made by the Company, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens on after acquired property. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the Credit Facility falls below certain levels, the Company would subsequently be required to maintain a minimum fixed charge coverage ratio.

The Company may from time to time repurchase or otherwise retire or extend the Company’s debt and/or take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt would not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its condensed consolidated statements of financial position.

As of December 28, 2012, management believes that Atkore International was in compliance with all covenants of the Credit Facility and the Notes. Atkore International was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facility.

As of December 28, 2012, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s Notes was $439 million as of December 28, 2012. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes, which were classified within level 1 of the fair value hierarchy.

8. Income Taxes

For the three months ended December 28, 2012 and December 30, 2011, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was 14.3% and 30.2%, respectively.

The effective tax rate for the three months ended December 28, 2012 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets.

The effective tax rate for the three months ended December 30, 2011 varied from the U.S. statutory tax rate primarily as a result of the mix of earnings geographically, including the impact of incurring additional losses without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, utilization of losses not previously benefited, and the impact of state income tax expenses.

Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2005 – 2011
Brazil	2005 – 2011
Canada	2001 – 2011
United Kingdom	2010 – 2011
U.S	1997 – 2011

The Company’s income tax returns are examined periodically by various taxing authorities. The Company’s federal tax returns for periods 1997 through 2004 are currently under examination by the IRS, and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $3 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the investment agreement between CD&R, Tyco and Atkore Group (the “Investment Agreement”) relative to the periods prior to the Transactions.

At each balance sheet date, management evaluates whether it is more likely than not that the Company’s deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of December 28, 2012, the Company had recorded net deferred tax liabilities of $58 million, which includes valuation allowances of $5 million. Depending on prevailing economic conditions, future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances related to the Company’s deferred tax assets to be recorded in future reporting periods.

Other Income Tax Matters

For the fiscal year ended September 28, 2012, the Company recorded a deferred tax liability of $2 million for U.S. and non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries that the Company does not consider to be indefinitely reinvested. There has been no significant changes year-to-date that would require changes to the balance previously recorded.

The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. For uncertain tax liabilities arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of the Investment Agreement. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from Tyco of $15 million on the consolidated balance sheet. If the Company’s estimate of uncertain tax liabilities arising in the periods following the Transactions proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.

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

9. Postretirement Benefits

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

The net periodic benefit cost for the three months ended December 28, 2012 and December 30, 2011, was as follows ($ in millions):

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Service cost	$1	$1
Interest cost	1	1
Expected return on plan assets	(2)	(1)
Amortization of actuarial loss	1	—

Net periodic benefit cost	$1	$1

The Company contributed $1 million to its pension plans during each of the three months ended December 28, 2012 and December 30, 2011.

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

There were 4,008,627 and 1,696,808 stock options to purchase Shares issued under the Stock Incentive Plan as of December 28, 2012 and September 28, 2012, respectively. The total compensation expense related to all share-based compensation plans was less than $1 million for each of the three months ended December 28, 2012 and December 30, 2011. The compensation expense was included in selling, general, and administrative expenses.

The fair value of each of Atkore Group’s options granted during the three months ended December 28, 2012 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

For the Three Months Ended December 28, 2012
Expected dividend yield	0%
Expected volatility	60%
Risk free interest rate	0.69%
Weighted-average expected option life	5.4 years

The weighted-average grant-date fair value of options granted during the three months ended December 28, 2012 and December 20, 2011 was $2.64 and $3.40, respectively. No options were exercised during three months ended December 28, 2012 and December 30, 2011.

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

Stock option activity for the period September 28, 2012 to December 28, 2012, was as follows:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 28, 2012	1,696,808	$10	9.00	$—
Granted	2,314,819	10	9.03	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(3,000)	10	—	—

Outstanding as of December 28, 2012	4,008,627	$10	9.44	$—
Vested and unvested expected to vest as of December 28, 2012	3,607,765	10	9.44	—
Vested as of December 28, 2012	462,312	$10	8.56	$—

On December 7, 2012 the Board of Directors of Atkore Group approved an annual grant of stock options under the Stock Incentive Plan. This grant resulted in 2,272,333 stock options that will vest ratably over five years.

As of December 28, 2012, there was $9 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of five years.

As part of the Stock Incentive Plan, certain key employees committed to purchase 57,800 Shares over a period of years subsequent to fiscal year 2011. The purchases of these Shares will result in the issuance of an additional 157,900 of stock options. During the three months ended December 28, 2012 and December 30, 2011, a total of 15,514 Shares and 15,901 Shares were purchased, respectively, for gross proceeds of less than $1 million. The purchases of Shares resulted in the issuance of an additional 42,486 and 43,858 of stock options for the three months ended December 28, 2012 and December 30, 2011, respectively. The total Shares to be purchased as of December 28, 2012, were 26,385 with an additional 71,556 stock options remaining.

11. Restructuring Charges

2012 Program

During fiscal year 2012, the Company identified and pursued opportunities for cost savings through workforce reductions to drive business improvement and help manage costs effectively (the “2012 Program”). The Company maintained a restructuring reserve related to the 2012 Program for employee severance and benefits. The total restructuring payment was substantially completed as of December 28, 2012.

Europe, Middle East, Australia Restructuring

During fiscal year 2011, the Company identified and pursued an opportunity for cost savings through restructuring activities and workforce reductions through migration of certain product lines to the United Kingdom facility, improving operating efficiencies across these product lines previously operated at the France manufacturing facility (the “EMEA Restructuring”). The total restructuring payment was substantially completed as of the end of fiscal year 2012.

2009 Program

During fiscal years 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across all of the Company’s segments (the “2009 Program”). The Company maintained a restructuring reserve related to the 2009 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. The total restructuring payment was substantially completed as of the end of fiscal year 2012.

2007 Program

During fiscal years 2007 and 2008, the Company launched a restructuring program to streamline some of its businesses and reduce its operational footprint (the “2007 Program”). The Company maintained a restructuring reserve related to the 2007 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. During the first quarter of fiscal year 2013, the Company increased the restructuring reserve by $2 million for the long-term lease obligation through 2019.

Restructuring reserves

The roll-forward of the reserves is as follows ($ in millions):

	2012 Program	EMEA Restructuring	2009 Program	2007 Program	Total
Balance as of September 28, 2012	$1	$—	$—	$2	$3
Charges	—	—	—	2	2
Utilization	(1)	—	—	(1)	(2)
Reversals	—	—	—	—	—

Balance as of December 28, 2012	$—	$—	$—	$3	$3

	EMEA Restructuring	2009 Program	2007 Program	Total
Balance as of September 30, 2011	$2	$1	$5	$8
Charges	—	—	—	—
Utilization	(1)	—	(1)	(2)
Reversals	—	—	—	—

Balance as of December 30, 2011	$1	$1	$4	$6

The net restructuring charges for the restructuring activities described above were $2 million and $0 million for the three months ended December 28, 2012 and December 30, 2011, respectively.

Restructuring reserves related to the 2012 Program, EMEA Restructuring, 2009 Program and 2007 Program were included in the Company’s consolidated balance sheet as follows ($ in millions):

	December 28, 2012	September 28, 2012
Accrued and other current liabilities	$1	$3
Other long-term liabilities	2	—

	$3	$3

12. Segment and Geographic Data

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

Global Pipe, Tube & Conduit

•

Pipe & Tube - consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEM and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

•

Conduit - consists of tubular raceways used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

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

We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 16.

Selected information by reportable segment is presented in the following tables ($ in millions):

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Net sales(1):
Global Pipe, Tube & Conduit	$249	$236
Global Cable & Cable Management	145	142
Elimination of intersegment revenues	(9)	(7)

	$385	$371

Operating income (loss):
Global Pipe, Tube & Conduit	$8	$1
Global Cable & Cable Management	8	12
Corporate and Other	(9)	(11)

	$7	$2

Depreciation and amortization:
Global Pipe, Tube & Conduit	$8	$9
Global Cable & Cable Management	5	4
Corporate and Other	—	—

	$13	$13

Capital expenditures:
Global Pipe, Tube & Conduit	$1	$5
Global Cable & Cable Management	2	1
Corporate and Other	—	—

	$3	$6

(1)	Amounts represent sales to external customers and related parties (see Note 2). No single customer represented 10% or more of the Company’s total net sales in any period presented.

The reconciliation of operating income to income before taxes is as follows ($ in millions):

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Operating income	$7	$2
Interest expense, net	12	12

(Loss) income before taxes	$(5)	$(10)

Corporate and Other contains interest expense that is not allocated to the other segments. Total interest expense included in Corporate and Other was $12 million for each of the three months ended December 28, 2012 and December 30, 2011.

Selected information by reportable segment is presented in the following table ($ in millions):

	December 28, 2012	September 28, 2012
Total assets:
Global Pipe, Tube & Conduit	$765	$799
Global Cable & Cable Management	422	434
Corporate and Other	104	96

	$1,291	$1,329

Selected information by geographic area is as follows ($ in millions):

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Net sales:
U.S.	$322	$306
Other Americas	40	45
Europe	9	10
Asia-Pacific	14	10

	$385	$371

	December 28, 2012	September 28, 2012
Long lived assets:
U.S.	$244	$249
Other Americas	29	29
Europe	7	8
Asia-Pacific	7	6

	$287	$292

As of December 28, 2012, the long-lived assets included $276 million of property, plant and equipment, net, $2 million of Supplemental Executive Retirement Plan (“SERP”) pension assets, and $9 million of other long-lived assets. As of September 28, 2012, the long-lived assets included $283 million of property, plant and equipment, net, $2 million SERP pension assets, and $7 million of other long-lived assets.

Selected information by product category is presented in the following tables ($ in millions):

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Net sales:
Global Pipe, Tube & Conduit
Pipe & Tube	$151	$142
Conduit	98	94

Total Global Pipe, Tube & Conduit	249	236
Global Cable & Cable Management
Cable	91	88
Cable Management Systems	54	54

Total Global Cable & Cable Management	145	142

Elimination of intersegment revenues	(9)	(7)

	$385	$371

13. Commitments and Contingencies

The Company has obligations related to commitments to purchase certain goods and services. As of December 28, 2012, such obligations were $211 million for fiscal year 2013, $3 million for fiscal year 2014, $1 million for fiscal year 2015, and $0 thereafter.

Legal Contingencies— The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $8 million and $9 million as of December 28, 2012 and September 28, 2012, respectively. At December 28, 2012 and September 28, 2012, $3 million was included in accrued and other current liabilities in the consolidated balance sheet for these matters. At December 28, 2012 and September 28, 2012, $5 million and $6 million, respectively, was included in other long-term liabilities in the consolidated balance sheet for these matters. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $3 million to $12 million.

In October 2010, the Company was notified of an assessment by the Rio Grande do Sul State Treasury Secretariat related to the appropriateness of certain value-added tax credits taken in Brazil during the periods 2005 to 2007. The Brazilian government alleged that the Company owed approximately $10 million in taxes, penalties and interest. The Company had vigorously defended the matter based on its belief that its position was in accordance with the applicable law based in part upon the findings of the third party that assisted the Company in documenting and responding to the notice. During the third quarter of fiscal year 2012, the administrative court of Rio Grande do Sul State issued two unfavorable rulings against the Company. In October 2012, the Rio Grande do Sul Treasury Secretariat announced a tax amnesty program that would significantly lessen the Company’s potential loss in this matter by reducing assessed penalties and interest by 75% and 40%, respectively. The Company elected to participate in this program and reached a final agreement with the Treasury Secretariat on November 28, 2012 and settled this matter for $6 million in December 2012. As described in Note 8, under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. Accordingly, the Company received a $6 million payment related to the Company’s right to be indemnified by Tyco in connection with this matter in December 2012.

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

14. Guarantees

The Company has an outstanding letter of credit for $5 million supporting workers’ compensation and liability insurance policies, outstanding letters of credit for $10 million supporting foreign lines of credit, and outstanding letters of credit for $2 million supporting foreign purchase agreements. Outstanding letters of credit reduce the availability under the Credit Facility from $242 million to $225 million. The Company also has $15 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties for leased properties in the amount of $13 million on behalf of the Company and intends to obtain releases from these guarantees related to the Company. The Company has exercised the earlier termination option on a lease of a facility supported by $8 million of performance guarantees and expects the termination to be completed in the second quarter of fiscal year 2013.

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

15. Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of December 28, 2012. See Note 7 for the fair value of the Company’s debt.

16. Discontinued Operations

In February 2012, the Company determined that the Morrisville business was no longer strategic to the Company. This business was under Allied Tube & Conduit Corporation (“Allied Tube”), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements, and equipment of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). Morrisville’s operations and cash flows have been removed from continuing operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The total loss, net of tax, from the sale was $4 million.

The following tables present the operating results of the Company’s discontinued operations for the three months ended December 28, 2012 and December 30, 2011 ($ in millions):

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Net sales	$—	$8
Cost and expenses	$—	10

Loss before income tax	—	(2)
Income tax benefit	—	1

Loss from discontinued operations	$—	$(1)
Loss from disposal of discontinued business assets, net of tax	—	—

Loss from discontinued operations and disposal net of income tax benefit of $0 and $1, respectively	$—	$(1)

The Company has classified several buildings and an investment in an unconsolidated joint venture as held for sale on the accompanying consolidated balance sheet as of December 28, 2012 and September 28, 2012. The components of assets held for sale at December 28, 2012 and September 28, 2012 consist of the following ($ in millions):

	December 28, 2012	September 28, 2012
Property, plant and equipment, net	$7	$8
Other assets	3	3

Assets held for sale	$10	$11

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

In addition, the Company decided to sell several buildings. The Company has vacated the premises of the buildings and is actively searching for a buyer on the open market. The carrying value of the buildings is $7 million and $8 million at December 28, 2012 and September 28, 2012, respectively. The Company determined the fair value of one of the buildings based on the negotiated selling price and recorded a $1 million impairment charge in the first quarter of fiscal year 2013. The Company determined the valuation of building, which was classified within level 2 of the fair value hierarchy, utilizing the negotiated sales price.

17. Guarantor Financial Information

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

The following tables present financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the three months ended December 28, 2012 and December 30, 2011. The following financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Condensed Consolidated Statement of Operations

For the Three Months Ended December 28, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$331	$63	$(9)	$385
Cost of sales	—	—	285	55	(9)	331
Selling, general and administrative	—	2	36	9	—	47

Operating (loss) income	—	(2)	10	(1)	—	7
Interest expense, net	—	2	10	—	—	12

(Loss) income before income taxes	—	(4)	—	(1)	—	(5)
Income tax benefit (expense)	—	2	—	(1)	—	1

(Loss) income from continuing operations	—	(2)	—	(2)	—	(4)
Loss from discontinued operations and disposal, net of tax benefit	—	—	—	—	—	—
(Loss) income from subsidiaries	(4)	(2)	—	—	6	—

Net (loss) income	$(4)	$(4)	$—	$(2)	$6	$(4)

Condensed Consolidated Statement of Operations

For the Three Months Ended December 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$313	$65	$(7)	$371
Cost of sales	—	—	273	58	(7)	324
Selling, general and administrative	—	2	35	8	—	45

Operating (loss) income	—	(2)	5	(1)	—	2
Interest expense (income), net	—	3	10	(1)	—	12

Loss before income taxes	—	(5)	(5)	—	—	(10)
Income tax benefit	—	—	3	—	—	3

Loss from continuing operations	—	(5)	(2)	—	—	(7)
Income from discontinued operations and disposal, net of tax benefit	—	—	(1)	—	—	(1)
(Loss) income from subsidiaries	(8)	(3)	—	—	11	—

Net (loss) income	$(8)	$(8)	$(3)	$—	$11	$(8)

Condensed Consolidated Statement of Comprehensive Loss

For the Three Months Ended December 28, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net loss	$(4)	$4	$—	$(2)	$6	$(4)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	—	(1)	—	(1)
Change in unrecognized loss related to pension benefit plans	—	—	1	—	—	1

Total other comprehensive income (loss)	—	—	1	(1)	—	—

Comprehensive loss	$(4)	$4	$1	$(3)	$6	$(4)

Condensed Consolidated Statement of Comprehensive Loss

For the Three Months Ended December 30, 2011

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net loss	$(8)	$(8)	$(3)	$—	$11	$(8)
Other comprehensive loss:
Change in foreign currency translation adjustment	—	—	—	—	—	—
Change in unrecognized loss related to pension benefit plans	—	—	—	—	—	—

Total other comprehensive income	—	—	—	—	—	—

Comprehensive loss	$(8)	$(8)	$(3)	$—	$11	$(8)

Condensed Consolidated Balance Sheet

As of December 28, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$18	$37	$—	$55
Accounts receivable, net	—	—	149	47	—	196
Receivables due from Tyco International Ltd. and its affiliates	—	—	3	1	—	4
Inventories, net	—	—	217	37	—	254
Assets held for sale	—	—	10	—	—	10
Prepaid expenses and other current assets	—	9	19	7	—	35
Deferred income taxes	—	—	21	1	—	22

Total current assets	—	9	437	130	—	576
Property, plant and equipment, net	—	—	240	36	—	276
Intangible assets, net	—	—	262	—	—	262
Goodwill	—	—	132	—	—	132
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd. and its affiliates	—	—	13	—	—	13
Investment in subsidiaries	548	628	—	—	(1,176)	—
Intercompany receivable	—	310	—	—	(310)	—
Other assets	—	20	3	7	—	30

Total Assets	$548	$967	$1,087	$175	$(1,486)	$1,291

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$—	$—	$6	$—	$6
Accounts payable	—	—	88	14	—	102
Income tax payable	—	—	3	1	—	4
Accrued and other current liabilities	—	21	43	10	—	74

Total current liabilities	—	21	134	31	—	186
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(12)	94	—	—	82
Intercompany payable	—	—	307	3	(310)	—
Income tax payable	—	—	12	—	—	12
Pension liabilities	—	—	39	—	—	39
Other long-term liabilities	—	—	11	3	—	14

Total Liabilities	—	419	597	37	(310)	743

Shareholder’s Equity:
Common shares and additional paid in capital	605	605	487	149	(1,241)	605
(Accumulated deficit) retained earnings	(29)	(29)	20	2	7	(29)
Accumulated other comprehensive (loss) income	(28)	(28)	(17)	(13)	58	(28)

Total Shareholder’s Equity	548	548	490	138	(1,176)	548

Total Liabilities and Shareholder’s Equity	$548	$967	$1,087	$175	$(1,486)	$1,291

Condensed Consolidated Balance Sheet

As of September 28, 2012

($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$16	$36	$—	$52
Accounts receivable, net	—	—	184	51	—	235
Receivables due from Tyco International Ltd. and its affiliates	—	—	3	6	—	9
Inventories, net	—	—	196	41	—	237
Assets held for sale	—	—	11	—	—	11
Prepaid expenses and other current assets	—	8	20	7	—	35
Deferred income taxes	—	—	20	2	—	22

Total current assets	—	8	450	143	—	601
Property, plant and equipment, net	—	—	247	36	—	283
Intangible assets, net	—	—	266	—	—	266
Goodwill	—	—	132	—	—	132
Deferred income taxes	—	—	—	3	—	3
Receivables due from Tyco International Ltd. and its affiliates	—	—	13	—	—	13
Investment in subsidiaries	552	628	—	—	(1,180)	—
Intercompany receivable	—	305	—	—	(305)	—
Other assets	—	21	2	8	—	31

Total Assets	$552	$962	$1,110	$190	$(1,485)	$1,329

Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$—	$—	$7	$—	$7
Accounts payable	—	—	108	22	—	130
Income tax payable	—	—	3	1	—	4
Accrued and other current liabilities	—	10	52	17	—	79

Total current liabilities	—	10	163	47	—	220
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(10)	93	—	—	83
Intercompany payable	—	—	302	3	(305)	—
Income tax payable	—	—	13	—	—	13
Pension liabilities	—	—	40	—	—	40
Other long-term liabilities	—	—	11	—	—	11

Total Liabilities	—	410	622	50	(305)	777

Shareholder’s Equity:
Common shares and additional paid in capital	605	605	485	149	(1,239)	605
(Accumulated deficit) retained earnings	(25)	(25)	20	4	1	(25)
Accumulated other comprehensive (loss) income	(28)	(28)	(17)	(13)	58	(28)

Total Shareholder’s Equity	552	552	488	140	(1,180)	552

Total Liabilities and Shareholder’s Equity	$552	$962	$1,110	$190	$(1,485)	$1,329

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended December 28, 2012

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows provided by (used for) operating activities	$—	$9	$(2)	$—	$—	$7

Cash flows from investing activities:
Capital expenditures	—	—	(2)	(1)	—	(3)
Change in due to (from) Atkore Int’l Inc	—	—	5	—	(5)	—
Change in due (from) to subsidiaries	—	(5)	—	—	5	—

Net cash (used for) provided by investing activities	—	(5)	3	(1)	—	(3)
Net cash provided by discontinued investing activities	—	—	—	—	—	—

Net cash (used for) provided by investing activities	—	(5)	3	(1)	—	(3)

Cash flows from financing activities
Borrowings under Credit Facility	—	38	—	—	—	38
Repayments under Credit Facility	—	(38)	—	—	—	(38)
Proceeds of long-term debt from Atkore International Inc.	—	1	—	(1)	—	—
Proceeds from short-term debt	—	2	—	—	—	2
Repayments of short-term debt	—	(3)	—	—	—	(3)
Change in parent company investment	—	(3)	—	3	—	—

Net cash (used for) provided by financing activities	—	(3)	—	2	—	(1)
Net cash provided by discontinued financing activities	—	—	—	—	—	—

Net cash (used for) provided by financing activities	—	(3)	—	2	—	(1)

Effect of currency translation on cash	—	—	—	—	—	—

Net increase (decrease) in cash and cash equivalents	—	1	1	1	—	3

Cash and cash equivalents at beginning of period	—	—	16	36	—	52

Cash and cash equivalents at end of period	$—	$1	$17	$37	$—	$55

Condensed Consolidated Statement of Cash Flows

For the Three Months Ended December 30, 2011

($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows provided by (used for) operating activities	$—	$7	$(5)	$(3)	$—	$(1)

Cash flows from investing activities:
Capital expenditures	—	—	(3)	(3)	—	(6)
Change in due (from) to subsidiaries	—	(9)	1	(1)	9	—
Acquisitions of businesses, net of cash acquired	—	—	(2)	—	—	(2)
Other	—	—	—	—	—	—

Net cash (used for) provided by investing activities	—	(9)	(4)	(4)	9	(8)
Net cash provided by discontinued investing activities	—	—	—	—	—	—

Net cash (used for) provided by investing activities	—	(9)	(4)	(4)	9	(8)

Cash flows from financing activities
Borrowings under Credit Facility	—	106	—	—	—	106
Repayments under Credit Facility	—	(104)	—	—	—	(104)
Proceeds of long-term debt from Atkore International Inc.	—	—	9	—	(9)	—
Proceeds from short-term debt	—	—	—	1	—	1
Repayments of short-term debt	—	—	—	—	—	—

Net cash provided by (used for) financing activities	—	2	9	1	(9)	3
Net cash provided by discontinued financing activities	—	—	—	—	—	—

Net cash provided by (used for) financing activities	—	2	9	1	(9)	3

Effect of currency translation on cash	—	—	—	—	—	—

Net decrease in cash and cash equivalents	—	—	—	(6)	—	(6)

Cash and cash equivalents at beginning of period	—	—	—	48	—	48

Cash and cash equivalents at end of period	$—	$—	$—	$42	$—	$42

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and shall be read together with, the condensed financial statements and the accompanying notes contained in this Quarterly Report on Form 10-Q. Information in this MD&A is intended to assist the reader in obtaining an understanding of the condensed financial statements, information about the Company’s business segments and how the results of those segments impact the Company’s results of operations and financial condition as a whole, as well as how certain accounting principles affect the Company’s condensed financial statements. The Company’s results for interim periods are not necessarily indicative of annual operating results.

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

We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and OEMs, as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In the three months ended December 28, 2012 and December 30, 2011, 84% and 83%, respectively, of our net sales were tied to customers located in the U.S. We also have a significant manufacturing and sales presence in Brazil and, to a lesser extent, in the United Kingdom, France, China, Australia and New Zealand.

Our business is largely dependent on the non-residential construction industry. Approximately 67% of our net sales in each of the three months ended December 28, 2012 and December 30, 2011, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, reached a historic low of 678 million square feet in calendar year 2010, and the projection for calendar year 2013 is 744 million square feet. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.

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

Global Pipe, Tube & Conduit (“GPTC”)

•

Pipe & Tube - consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEM and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

•

Conduit - consists of tubular raceways used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

Global Cable & Cable Management (“GCCM”)

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

Results of Operations

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

($ in millions)	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011	Change
Net sales	$385	$371	$14
Cost of sales	331	324	7

Gross margin	54	47	7
Selling, general and administrative expenses	47	45	2

Operating income	7	2	5
Interest expense, net	12	12	—

Loss before income taxes	(5)	(10)	5
Income tax benefit	1	3	(2)

Loss from continuing operations	(4)	(7)	3
Loss from discontinued operations and disposal, net of income tax expense	—	(1)	1

Net loss	$(4)	$(8)	$4

Net Sales

Net sales increased $14 million for the three months ended December 28, 2012 to $385 million from $371 million for the three months ended December 30, 2011. The increase was due primarily to higher volume from our GPTC products of $24 million, and $5 million of freight recovery classified as revenue in the current period. This increase was partially offset by a reduction of $10 million due to lower pricing from GPTC and an unfavorable foreign currency exchange impact of $4 million primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.

Cost of Sales

Cost of sales increased by $7 million to $331 million for the three months ended December 28, 2012 compared to $324 million for the three months ended December 30, 2011. The increase in cost of sales was due in part to increases in volume of GPTC and GCCM products worldwide partly offset by the favorable impact of lower raw material prices for steel of $12 million.

Gross Margin

Gross margin increased by $7 million to $54 million for the three months ended December 28, 2012, compared to $47 million for the three months ended December 30, 2011. The increase in gross margin was due in part to higher volume and lower average raw material prices for steel partly offset by lower average selling prices for GPTC products.

Selling, General & Administrative

Selling, general and administrative expenses increased $2 million to $47 million for the three months ended December 28, 2012 compared to $45 million for the three months ended December 30, 2011. The increase was due to a $2 million adjustment to restructuring reserves and a $1 million impairment charge associated with an asset held for sale; offset $1 million of lower selling expense as the result of a reclassification of warehouse expense from selling expense to cost of goods sold.

Operating Income

Operating income increased by $5 million to $7 million for the three months ended December 28, 2012 compared to $2 million for the three months ended December 30, 2011. The increase was due primarily to higher gross margins of $7 million for GPTC products as a result of higher volume and lower average raw material costs, offset by higher selling, general, and administrative expense of $2 million.

Interest Expense, net

Interest expense, net, was $12 million for each of the three months ended December 28, 2012 and December 30, 2011. Interest expense in both periods was attributable primarily to interest on the senior secured notes (the “Notes”), which bear interest at 9.875% per annum.

Income Tax Expense

For the three months ended December 28, 2012 and December 30, 2011, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was 14.3% and 30.2%, respectively.

The effective tax rate for the three months ended December 28, 2012 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets.

The effective tax rate for the three months ended December 30, 2011 varied from the U.S. statutory tax rate primarily as a result of the mix of earnings geographically, including the impact of incurring additional losses without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets, utilization of losses not previously benefited, and the impact of state income tax expenses.

Loss from Discontinued Operations and Disposal, net of Tax

In February 2012, the Company determined that the Morrisville business was no longer strategically viable. The results of operations of this business were included in the results of operations for Allied Tube & Conduit Corporation (“Allied Tube”), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements, and equipment of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). The results of the Morrisville operations were previously included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The Company recorded a loss of $4 million, net of tax, from the sale of Morrisville in fiscal year 2012. For the three months ended December 30, 2011, the Morrisville business had a $1 million loss, net of tax, from operations.

Results of Operations by Segment

Segment information, as reorganized effective October 1, 2011, is consistent with how management manages the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by business segment is presented below ($ in millions):

Global Pipe, Tube & Conduit

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011	Change
Net sales	$249	$236	$13
Operating income	8	1	7

Net Sales

Net sales for the three months ended December 28, 2012 increased $13 million to $249 million from $236 million for the three months ended December 30, 2011. The increase was attributable primarily to higher volume partly offset by lower average selling prices. The gradually improving non-residential construction market in North America contributed to higher volumes, up 12% from the three months ended December 30, 2011. The increase was also attributable to $5 million of freight recovery, which was classified as revenue in the current period. Changes in foreign currency exchange rates had an unfavorable impact of $4 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.

Operating Income

Operating income for the three months ended December 28, 2012 increased $7 million to $8 million compared to $1 million in the three months ended December 30, 2011. The increase in operating income was due primarily to higher volume and lower average raw material steel costs for GPTC products partly offset by lower average selling prices. Average selling prices were 6% lower and average raw material steel costs were 11% lower during three months ended December 28, 2012, compared to the three months ended December 30, 2011.

Global Cable & Cable Management

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011	Change
Net sales	$145	$142	$3
Operating income	8	12	(4)

Net Sales

Net sales increased $3 million to $145 million for the three months ended December 28, 2012 compared to $142 million for the three months ended December 30, 2011. The increase was attributable to higher volume and selling prices for GCCM products due to gradually improving non-residential construction markets in North America and Asia-Pacific.

Operating Income

Operating Income for the three months ended December 28, 2012, decreased $4 million to $8 million compared to $12 million in the three months ended December 30, 2011. The decrease was due primarily to a $2 million adjustment to restructuring reserves, a $1 million impairment charge associated with an asset held for sale, and higher average raw material copper prices, offset by a favorable impact of higher average selling prices for GCCM products.

Corporate and Other

Corporate and Other as included in the footnotes to our financial statements represents corporate administrative expenses.

Operating loss for Corporate and Other decreased $2 million to $9 million for the three months ended December 28, 2012, compared to $11 the three months ended December 30, 2011, due to $2 million of lower compensation cost as a result of function realignment between corporate and business units.

Seasonality of Company’s Business

Our business experiences some seasonality with historically increased demand in the second and third calendar quarters, as construction activity tends to pick up during these periods. However, this fluctuation can be offset by adverse economic conditions.

Financial Position, Liquidity and Capital Resources

General

Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions and commodity prices. We fund operating needs with cash from operations, cash on hand and available borrowing capacity under our asset-based credit facility (the “Credit Facility”).

The amount of capital required to fund inventory and accounts receivable generally rises during periods of increased economic activity or increasing raw material prices. During economic slowdowns or periods of decreasing raw material costs, capital requirements generally decrease as a result of the reduction of inventories and accounts receivable.

We maintain a substantial inventory of raw material and finished products to satisfy prompt delivery requirements of our customers. Due to the timing differences between payments to our suppliers and receipts from customers, our liquidity needs have generally consisted of working capital necessary to finance receivables and inventory.

Capital expenditures have historically been necessary to expand and update the production capacity and improve the productivity of our manufacturing operations. We expect our funds from operations and cash on hand will be sufficient to meet our capital expenditure requirements and we will utilize our Credit Facility or other lines of credit if additional funds are required to fund investments in our operations.

We depend on cash on hand and our ability to generate cash flow from operations, borrow funds under our Credit Facility, and issue debt securities in the capital markets to maintain and expand our business.

The following table is a summary of our cash flows for each period shown ($ in millions):

	For the Three Months Ended December 28, 2012	For the Three Months Ended December 30, 2011
Net cash provided by (used for) operating activities	$7	$(1)
Capital expenditures	(3)	(6)
Acquisitions of businesses, net of cash acquired	—	(2)
Borrowings under Credit Facility	38	106
Repayments under Credit Facility	(38)	(104)
Proceeds from short-term debt	2	1
Repayments of short-term debt	(3)	—

Increase (decrease) in cash and cash equivalents	$3	$(6)

Operating activities

During the three months ended December 28, 2012, operating activities generated $7 million compared to a use of $1 million during the three months ended December 30, 2011. The improvement in cash from operating activities during the three months ended December 28, 2012 was the result of improved operating earnings due to the gradually improving non-residential construction market in North America.

Investing activities

During the three months ended December 28, 2012, we used $3 million for continuing investing activities compared to $8 million used by continuing investing activities during the three months ended December 30, 2011. Capital expenditures were $3 million for the three months ended December 28, 2012, compared to expenditures of $6 million during the three months ended December 30, 2011. Capital expenditures are primarily for replacement of equipment, repairs, and enhancements to our manufacturing operations. In addition, we used $2 million for an acquisition during the three months ended December 30, 2011.

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

Financing Activities

We used $1 million for financing activities during the three months ended December 28, 2012, compared to $3 million provided by financing activities during the three months ended December 30, 2011. During the three months ended December 28, 2012, the Company had zero net borrowings under the Credit Facility, compared to net borrowings of $2 million during the three months ended December 30, 2011. In addition, during the three months ended December 30, 2012, the Company reduced the net borrowings under the line of credit at a foreign location by $1 million compared to an increase in borrowings of $1 million in the same prior year period.

On December 22, 2010, Atkore International also obtained a Credit Facility of up to $250 million, subject to borrowing base availability. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The borrowing base was reduced to $242 million in the first quarter of fiscal year 2013. The Credit Facility is available to fund working capital and for general corporate purposes. As of December 28, 2012, the Company had no borrowing outstanding under the Credit Facility. The Company’s availability under the Credit Facility was $225 million and $233 million as of December 28, 2012 and September 28, 2012, respectively.

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

Change in Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in Critical Accounting Policies and Estimates described in our Form 10-K for the fiscal year ended September 28, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in foreign currency exchange rates, interest rates and commodity prices, including price fluctuations related to the purchase, production, or sale of steel and copper products. Accordingly, we have established a comprehensive risk management process to monitor, evaluate and manage the principal exposures to which we believe we are subject. Our market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, we have from time to time made forward commodity purchases to manage exposure to fluctuations in the purchase of steel and copper metals. We may also seek to manage certain of these risks through the use of financial derivative instruments. Our portfolio of derivative financial instruments may, from time to time, include forward foreign currency exchange contracts, foreign currency options, interest rate swaps and forward commodity contracts. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross-border transactions and anticipated non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so.

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

In connection with the Transactions, we entered into the Credit Facility which bears interest at a floating rate, generally LIBOR plus 2.25% to 2.75%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which had a zero balance at December 28, 2012. A 10% change in interest rates would not impact our interest expense based on the amounts outstanding at December 28, 2012.

Item 4. Controls and Procedures

As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 28, 2012. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2012. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the three months ended December 28, 2012, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

The information set forth in Note 13 of the condensed financial statements included in Part I of this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this report, we refer you to the risk factors disclosed in the section titled “Risk Factors” in our Form 10-K for the fiscal year ended September 28, 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC.

By:	/s/ James A. Mallak
James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Date: February 8, 2013

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