Form 10-Q/A
period 2012-12-28
Atkore International Holdings Inc.
filed 2013-03-07
CIK 1521722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q/A
Amendment No. 1 to Form 10-Q

_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number 333-174689

_________________________________________
ATKORE INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)

________________________________________

Delaware	80-0661126
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
16100 South Lathrop Avenue, Harvey, Illinois 60426
(Address of principal executive offices) (Zip Code)
708-339-1610
(Registrant’s telephone number, including area code)
_________________________________________
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

EXPLANATORY NOTE
This Form 10-Q/A is being filed to provide the disclosure under Part II. “Other Information”, Item 5. “Other Information” of the Quarterly Report on Form 10-Q for the quarter ended December 28, 2012 that was filed on February 8, 2013.
Except as described above, this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures in the original filing.
Part II. Other Information
Item 5. Other Information
Disclosure under Section 13(r) of the Exchange Act
Under Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the Securities and Exchange Commission (“SEC”) defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, Clayton Dubilier & Rice, LLC (“CD&R”), has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during calendar year 2012 at Bank Melli, an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that in calendar year 2012, an indirect subsidiary of SPIE received payments into the Bank Melli accounts for €2,497,732.83 from PetroIran Development Company (“PEDCO”) and €11,062.58 from Iran Oil Pipelines & Telecommunication Group (“IOPTC”), in partial payment of amounts that were owed to certain indirect subsidiaries of SPIE for goods and services delivered in prior years, indirectly transferred approximately €430,000 from the accounts to France through the use of an intermediary, indirectly transferred approximately €360,000 from the accounts to the U.A.E. through other intermediaries (part of which has not yet been received), and used the accounts to pay office rent, the salary of one employee and other administrative expenses. SPIE understands that PEDCO and IOPTC are companies owned or controlled by the Government of Iran. CD&R has informed us that the relevant SPIE entities received authorization from the French Ministry of the Economy, Finances and Industry for the receipt of the funds and the transfer to France, that SPIE and its subsidiaries obtained no revenue or profit from these transactions, apart from payment of the two receivables described above, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli, PEDCO or IOPTC in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.
 Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC.

By:	/s/ James A. Mallak
James A. Mallak
Vice President, Chief Financial Officer and Director (Principal Financial Officer, Principal Accounting Officer)
Date: March 7, 2013

Exhibit Index

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

4