Form 10-Q
period 2013-03-29
Atkore International Holdings Inc.
filed 2013-05-10
CIK 1521722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-174689

 _________________________________________
ATKORE INTERNATIONAL HOLDINGS INC.
(Exact name of registrant as specified in its charter)
 _________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of May 1, 2013, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on May 1, 2013.

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

Part I. Financial Information
Item 1. Financial Statements
ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net sales	$406	$427	$791	$798
Costs and expenses
Cost of sales	350	356	681	680
Selling, general and administrative	45	50	92	95
Operating income	11	21	18	23
Interest expense, net	12	12	24	24
(Loss) income before income taxes	(1)	9	(6)	(1)
Income tax expense	1	3	—	—
(Loss) income from continuing operations	(2)	6	(6)	(1)
Loss from discontinued operations and disposal net of income tax benefit of $0, $1, $0, $2, respectively	—	(2)	—	(3)
Net (loss) income	$(2)	$4	$(6)	$(4)
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(unaudited)

	Three Months Ended		Six Months Ended
($ in millions)	March 29, 2013	March 30, 2012	March 29, 2013	March 30, 2012
Net (loss) income	$(2)	$4	$(6)	$(4)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	—	3	(1)	3
Change in unrecognized loss related to pension benefit plans, net of $0 million tax expense (See Note 9)	—	—	1	—
Total other comprehensive income	—	3	—	3
Comprehensive (loss) income	$(2)	$7	$(6)	$(1)
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

($ in millions, except per share data)	March 29, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$29	$52
Accounts receivable, less allowance for doubtful accounts of $5 and $3, respectively	225	235
Receivables due from Tyco International Ltd. and its affiliates (see Note 2)	2	9
Inventories, net (see Note 3)	268	237
Assets held for sale	9	11
Prepaid expenses and other current assets	41	35
Deferred income taxes	22	22
Total current assets	596	601
Property, plant and equipment, net (see Note 4)	271	283
Intangible assets, net (see Note 5)	259	266
Goodwill (see Note 5)	132	132
Deferred income taxes	2	3
Receivables due from Tyco International Ltd. and its affiliates (see Note 2)	14	13
Other assets	25	31
Total Assets	$1,299	$1,329
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 7)	$16	$7
Accounts payable	106	130
Income tax payable	2	4
Accrued and other current liabilities (see Note 6)	73	79
Total current liabilities	197	220
Long-term debt (see Note 7)	410	410
Deferred income taxes	82	83
Income tax payable	14	13
Pension liabilities	38	40
Other long-term liabilities	11	11
Total Liabilities	752	777
Shareholder’s Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	606	605
Accumulated deficit	(31)	(25)
Accumulated other comprehensive loss	(28)	(28)
Total Shareholder’s Equity	547	552
Total Liabilities and Shareholder’s Equity	$1,299	$1,329
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(unaudited)

($ in millions)	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at September 28, 2012	$—	$605	$(25)	$(28)	$552
Comprehensive loss:
Net loss	—	—	(6)	—	(6)
Foreign currency translation	—	—	—	(1)	(1)
Change in unrecognized loss related to pension benefit plans, net of $0 million tax expense	—	—	—	1	1
Comprehensive loss					(6)
Share based compensation	—	1	—	—	1
Balance at March 29, 2013	$—	$606	$(31)	$(28)	$547
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

($ in millions)	Six months ended March 29, 2013	Six months ended March 30, 2012
Operating activities:
Net loss	$(6)	$(4)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations and disposal	—	3
Depreciation and amortization	24	25
Amortization of debt issuance costs	3	3
Deferred income taxes	(1)	—
Provision for losses on accounts receivable and inventory	4	3
Asset impairment charges	2	—
Other items	3	1
Changes in operating assets and liabilities, net of effects from acquisitions	(55)	(46)
Net cash used for continuing operating activities	(26)	(15)
Net cash provided by discontinued operating activities	—	3
Net cash used for operating activities	(26)	(12)
Investing activities:
Capital expenditures	(6)	(13)
Acquisitions of businesses, net of cash acquired	—	(39)
Net cash used for continuing investing activities	(6)	(52)
Net cash provided by discontinued investing activities	—	—
Net cash used for investing activities	(6)	(52)
Financing activities:
Borrowings under Credit Facility	105	276
Repayments under Credit Facility	(95)	(221)
Proceeds from short-term debt	4	3
Repayments of short-term debt	(5)	—
Net cash provided by continuing financing activities	9	58
Net cash provided by discontinued financing activities	—	—
Net cash provided by financing activities	9	58
Effects of foreign exchange rate changes on cash and cash equivalents	—	1
Decrease in cash and cash equivalents	(23)	(5)
Cash and cash equivalents at beginning of period	52	48
Cash and cash equivalents at end of period	$29	$43
Supplementary Cash Flow information
Interest paid	$21	$22
Income taxes paid, net of refunds	4	2
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
The Company has corrected the presentation of the borrowings and repayments of its asset-based credit facility (the “Credit Facility”) in the accompanying Statement of Cash Flows for the six months ended March 30, 2012. Related amounts had previously been presented on a net basis rather than a gross basis in accordance with ASC 230, Statement of Cash Flows (formerly Statement of Financial Accounting Standard (“SFAS”) 95, Statement of Cash Flows). The correction had no effect on net cash used in financing activities.
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

Global Pipe, Tube & Conduit

•
Pipe & Tube - consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many original equipment manufacturers ("OEMs") and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

•
Conduit - consists of tubular steel used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

Global Cable & Cable Management

•
Cable - consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec™ ID System, self-grounding metal-clad cable, specialty cables and pre-fabricated wiring systems.

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
Recently Issued Accounting Pronouncements — In January 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-01, Balance Sheet Topic 210: Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). ASU 2013-01 clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet Topic 210: Disclosures about Offsetting Assets and Liabilities ("ASU 2011-11"). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification ("ASC") or subject to a master netting arrangement or similar agreement.
An entity is required to apply the amendments in ASU 2013-01 for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods (the third quarter of fiscal year 2013 for the Company). An entity should provide the required disclosures retrospectively for all comparative periods presented. The provision is expected to have no effect on the Company's financial statements.

In February 2013, the FASB issued ASU No. 2013-04, Liabilities Topic 405: Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the Emerging Issues Task Force) (“ASU 2013-04”). ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The guidance in this ASU also requires an entity to disclose the nature and amount of the obligation as well as other information about those obligations.

The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013 (fiscal year 2015 for the Company). The amendments in this ASU should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the ASU's scope that exist at the beginning of an entity's fiscal year of adoption. An entity may elect to use hindsight for the comparative periods (if it changed its accounting as a result of adopting the amendments in this ASU) and should disclose that fact. Early adoption is permitted. The Company has elected not to early adopt this provision and continues to evaluate its impact going forward.

In March 2013, the FASB issued ASU No. 2013-05, Foreign Currency Matters Topic 830: Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity. When a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity, the parent is required to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided.

Additionally, the amendments in this ASU clarify that the sale of an investment in a foreign entity includes both: (1) events that result in the loss of a controlling financial interest in a foreign entity (i.e., irrespective of any retained investment); and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date (sometimes also referred to as a step acquisition). Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events.

The amendments in this ASU are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 ( fiscal year 2015 for the Company). The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption. The Company has not early adopted this provision and continues to evaluate its impact going forward.
Recently Adopted Accounting Pronouncements — In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income Topic 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP.

The new amendments will require an organization to:

•
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income, but only if the item reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period.

•
Cross-reference to other disclosures currently required under GAAP for other reclassification items (that are not required under GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments are effective for reporting periods beginning after December 15, 2012 (second quarter of fiscal year 2013 for the Company). Early adoption was permitted. The new guidance impacts presentation only and the Company's adoption of this guidance in the second quarter of fiscal year 2013 did not have an impact on its financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to include a statement of comprehensive income as part of their interim and annual financial statements. The guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or to present amounts gross (with tax effects shown parenthetically). The Company adopted this guidance in the first quarter of fiscal year 2013 for its quarterly reporting, presenting other comprehensive loss in a separate statement following the statement of operations.

2. Related Party Transactions
Trade Activity and Indemnification with Tyco—The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	March 29, 2013	September 28, 2012
Accounts receivable	$1	$1
Receivables due from Tyco and its affiliates-current and noncurrent	16	22

	Three months ended March 29, 2013	Three months ended March 30, 2012	Six months ended March 29, 2013	Six months ended March 30, 2012
Purchases	$—	$2	$—	$3
Net sales	3	4	5	8
Cost of sales	2	4	4	7
Other Related Party Trade Activity—An affiliate of CD&R currently owns equity positions in two of the Company’s customers. The following table presents information regarding related party transactions with these customers ($ in millions):

	March 29, 2013	September 28, 2012
Accounts receivable	$15	$15

	Three months ended March 29, 2013	Three months ended March 30, 2012	Six months ended March 29, 2013	Six months ended March 30, 2012
Net sales	$16	$18	$38	$30
Cost of sales	14	15	30	25
Management Fees—The Company is obligated to pay a $6 million aggregate annual management fee to Tyco and CD&R, subsequent to the Transactions. These fees are paid quarterly, in advance, except that the fee for the first calendar quarter of 2011, which was paid in arrears. The Company paid $1 million and $3 million during the three months ended March 29, 2013 and March 30, 2012, respectively. The Company paid $3 million and $5 million during the six months ended March 29, 2013 and March 30, 2012, respectively. The management fees are included in selling, general and administrative expense. The management fees are payable to CD&R and Tyco based upon their pro-rata ownership percentage.
3. Inventories, Net
As of March 29, 2013 and September 28, 2012, inventories were comprised of ($ in millions):

	March 29, 2013	September 28, 2012
Purchased materials and manufactured parts	$84	$82
Work in process	25	23
Finished goods	159	132
Inventories, net	$268	$237

Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
As of both March 29, 2013 and September 28, 2012, the inventory reserve was $9 million.
4. Property, Plant and Equipment
As of March 29, 2013 and September 28, 2012, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	March 29, 2013	September 28, 2012
Land	$18	$18
Buildings and related improvements	124	120
Machinery and equipment	190	187
Leasehold improvements	3	3
Construction in progress	10	14
Property, plant and equipment	345	342
Accumulated depreciation	(74)	(59)
Property, plant and equipment, net	$271	$283
Depreciation expense for three and six months ended March 29, 2013 totaled $8 million and $17 million, respectively. Depreciation expense for the three and six months ended March 30, 2012 totaled $9 million and $18 million, respectively.
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
The fair value estimates related to the customer relationships were based on the multi-period excess earnings method, the fair value estimates related to trade names/trademarks and patents were based on the relief-from-royalty method and the fair value estimates related to the non-compete agreements were based on the lost profit method. The Company relied upon projections for each of its North American businesses as a basis for developing its valuations for the intangible assets. In accordance with ASC Topic 350-20, Intangibles—Goodwill and Other, intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset’s economic benefits are consumed by the entity. If the pattern cannot be determined, the straight-line method is used. The Company has determined to use the straight-line method of amortization.

The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets ($ in millions):

		March 29, 2013			September 28, 2012
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer Relationships	13	$188	$(31)	$157	$188	$(24)	$164
Other	6	8	(1)	7	8	(1)	7
Total		196	(32)	164	196	(25)	171
Indefinite-lived Intangible Assets:
Trade names		95	—	95	95	—	95
Total		$291	$(32)	$259	$291	$(25)	$266
Amortization expense for the three months ended March 29, 2013 and March 30, 2012 totaled $3 million and $4 million, respectively. Amortization expense for the six months ended March 29, 2013 and March 30, 2012 each totaled $7 million. The Company estimates that the aggregate amortization expenses will be $15 million in fiscal year 2013, $15 million in fiscal year 2014, $15 million in fiscal year 2015, $15 million in fiscal year 2016, $15 million in fiscal year 2017, $15 million in fiscal year 2018, and $81 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.
As of March 29, 2013 and September 28, 2012, the amount of goodwill by reportable segment was as follows ($ in millions):

	September 28, 2012	Adjustments	March 29, 2013
Global Pipe, Tube & Conduit	$87	$—	$87
Global Cable & Cable Management	45	—	45
Total	$132	$—	$132
6. Accrued and Other Current Liabilities
As of March 29, 2013 and September 28, 2012, accrued and other current liabilities were comprised of ($ in millions):

	March 29, 2013	September 28, 2012
Accrued payroll and payroll related	$17	$20
Accrued interest	10	10
Accrued transportation costs	10	11
Accrued audit and legal	3	8
Other	33	30
Accrued and other current liabilities	$73	$79

7. Debt
Debt as of March 29, 2013 and September 28, 2012, was as follows ($ in millions):

	March 29, 2013	September 28, 2012
Senior secured notes due January 1, 2018	$410	$410
Asset-based Credit Facility	10	—
Other	6	7
Total debt	426	417
Current portion	(16)	(7)
Long-term debt	$410	$410
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
On December 22, 2010, Atkore International also obtained a Credit Facility of up to $250 million, subject to borrowing base availability. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor, subject to certain limitations. As of March 29, 2013 and September 28, 2012, $10 million and $0 million was drawn, respectively. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. The Company’s availability under the Credit Facility was $224 million and $233 million as of March 29, 2013 and September 28, 2012, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25% to 2.75%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, but are not limited to, the timely delivery of quarterly and annual financial statements, certifications to be made by the Company, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens on after acquired property. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the Credit Facility falls below certain levels, the Company would subsequently be required to maintain a minimum fixed charge coverage ratio.

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
As of March 29, 2013, management believes that Atkore International was in compliance with all covenants of the Credit Facility and the Notes. Atkore International was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facility.
As of March 29, 2013, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s Notes was $455 million as of March 29, 2013. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes, which were classified within level 1 of the fair value hierarchy.

8. Income Taxes
For the three months ended March 29, 2013 and March 30, 2012, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was (48.2)% and 37.4%, respectively.
The effective tax rate for the three months ended March 29, 2013 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and a foreign jurisdiction in which the deferred tax assets are not expected to be realized.
The effective tax rate for the three months ended March 30, 2012 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter in certain foreign jurisdictions without an associated tax benefit that have a full valuation allowance against deferred tax assets.
For the six months ended March 29, 2013 and March 30, 2012, the Company's effective income tax rate attributable to loss from continuing operations before income taxes was 4.5% and (41.1)%, respectively.
The effective rates for the six months ended March 29, 2013 varies from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and a foreign jurisdiction in which the deferred tax assets are not expected to be realized.

The effective rates for the six months ended March 30, 2012 varies from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and foreign income taxed at rates that differ from the U.S. statuary rate.
Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2005 – 2011
Brazil	2005 – 2011
Canada	2001 – 2012
United Kingdom	2010 – 2011
U.S	2005 – 2011

The Company’s income tax returns are examined periodically by various taxing authorities. The Company’s federal tax returns for periods 2005 through 2009, and 2011 are currently under examination by the IRS, and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $4 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the investment agreement between CD&R, Tyco and Atkore Group (the “Investment Agreement”) relative to the periods prior to the Transactions.
At each balance sheet date, management evaluates whether it is more likely than not that the Company’s deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of March 29, 2013, the Company had recorded net deferred tax liabilities of $58 million, which includes valuation allowances of $6 million. Depending on prevailing economic conditions, future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances related to the Company’s deferred tax assets to be recorded in future reporting periods.
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

The net periodic benefit cost for the three and six months ended March 29, 2013 and March 30, 2012 was as follows ($ in millions):

	Three months ended March 29, 2013	Three months ended March 30, 2012	Six months ended March 29, 2013	Six months ended March 30, 2012
Service cost	$1	$1	$2	$1
Interest cost	1	1	2	2
Expected return on plan assets	(1)	(1)	(3)	(2)
Amortization of actuarial loss	—	—	1	—
Net periodic benefit cost	$1	$1	$2	$1

The amortization of actuarial loss reclassified from accumulated other comprehensive (loss) during the three and six months ended March 29, 2013 was less than $1 million and $1 million, respectively. The amortization of actuarial loss reclassified from accumulated other comprehensive (loss) during the three and six months ended March 30, 2012 was less than $1 million. The amortization of actuarial loss is included in cost of sales.
The Company contributed $1 million to its pension plans during each of the three months ended March 29, 2013 and March 30, 2012. The Company contributed $2 million to its pension plans during each of the six months ended March 29, 2013 and March 30, 2012.
The Company is reviewing its participation in a multi-employer pension plan which could result in a reasonably possible loss ranging between $0 million to $8 million.
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
There were 4,307,747 and 1,696,808 stock options to purchase Shares issued under the Stock Incentive Plan as of March 29, 2013 and September 28, 2012, respectively. The total compensation expense related to all share-based compensation plans was less than $1 million and $1 million for the three and six months ended March 29, 2013, respectively. The total compensation expense related to all share-based compensation plans was less than $1 million for each of the three and six months ended March 30, 2012. The compensation expense was included in selling, general and administrative expenses.
The fair value of each of Atkore Group’s options granted during the six months ended March 29, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Six months ended March 29, 2013
Expected dividend yield	0%
Expected volatility	60%
Risk free interest rate	0.70%
Weighted-average expected option life	5.41
The weighted-average grant-date fair value of options granted during the six months ended March 29, 2013 and March 30, 2012 was $2.64 and $2.94, respectively. No options were exercised during six months ended March 29, 2013 and March 30, 2012.

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
Stock option activity for the period September 28, 2012 to March 29, 2013 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 28, 2012	1,696,808	$10	9.00	$—
Granted	2,644,819	10	9.73	—
Exercised	—	—	0.00	—
Expired	—	—	0.00	—
Forfeited	(33,880)	10	0.00	—
Outstanding as of March 29, 2013	4,307,747	$10	9.24	$—
Vested and unvested expected to vest as of March 29, 2013	3,876,973	10	9.24	—
Vested as of March 29, 2013	506,883	$10	8.38	$—
On December 7, 2012 the Board of Directors of Atkore Group approved an annual grant of stock options under the Stock Incentive Plan. This grant resulted in 2,272,333 stock options that will vest ratably over five years.
As of March 29, 2013, there was $9 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of four years.
As part of the Stock Incentive Plan, certain key employees committed to purchase a number of Shares over a period of years subsequent to fiscal year 2011. As of March 29, 2013, there were 50,300 Shares committed to be purchased. The purchases of these Shares will result in the issuance of an additional 135,400 stock options. A total of 15,514 Shares and 43,746 Shares were purchased, respectively, for gross proceeds of less than $1 million during each of the six months ended March 29, 2013 and March 30, 2012. The purchases of Shares resulted in the issuance of an additional 38,748 and 65,384 stock options for the six months ended March 29, 2013 and March 30, 2012, respectively. The total Shares to be purchased as of March 29, 2013 were 20,845 with an additional 54,936 stock options remaining.

11. Restructuring Charges

Brazil Program
During fiscal year 2013, the Company launched a restructuring program to close a business facility to better align the strategic fit of businesses in its portfolio and invest resources on more beneficial opportunities (the "Brazil Program"). The Company maintained a restructuring reserve for employee severance and benefits as well as facility exit costs and contract termination fees. The total restructuring payment is expected to be substantially completed by the end of the fiscal year 2013.

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
2007 Program
During fiscal years 2007 and 2008, the Company launched a restructuring program to streamline some of its businesses and reduce its operational footprint (the “2007 Program”). The Company maintained a restructuring reserve related to the 2007 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. During the first quarter of fiscal year 2013, the Company increased the restructuring reserve by $2 million for the long-term lease obligation through 2019. During the second quarter of fiscal year 2013, the Company renegotiated this long-term lease obligation and reduced the restructuring reserve by $2 million. The total restructuring payment is expected to be substantially completed by the end of fiscal year 2013.
Restructuring reserves
The roll-forward of the reserves is as follows ($ in millions):

	Brazil Program	2012 Program	EMEA Restructuring	2009 Program	2007 Program	Total
Balance as of September 28, 2012	$—	$1	$—	$—	$2	$3
Charges	1	—	—	—	2	3
Utilization	—	(1)	—	—	(1)	(2)
Reversals	—	—	—	—	(2)	(2)
Balance as of March 29, 2013	$1	$—	$—	$—	$1	$2

	EMEA Restructuring	2009 Program	2007 Program	Total
Balance as of September 30, 2011	$2	$1	$5	$8
Charges	—	—	—	—
Utilization	(2)	—	(1)	(3)
Reversals	—	—	—	—
Balance as of March 30, 2012	$—	$1	$4	$5
The net restructuring charges for the restructuring activities described above were $1 million and $0 million for the six months ended March 29, 2013 and March 30, 2012, respectively. The restructuring charge was $1 million, offset by a $2 million reversal of restructuring charge for the three months ended March 29, 2013. The net restructuring charge was $0 million for the three months ended March 30, 2012.
Restructuring reserves related to the Brazil Program, 2012 Program, EMEA Restructuring, 2009 Program and 2007 Program were included in the Company’s consolidated balance sheet as follows ($ in millions):

	March 29, 2013	September 28, 2012
Accrued and other current liabilities	$2	$3

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
Global Pipe, Tube & Conduit

•
Pipe & Tube - consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEMs and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

•
Conduit - consists of tubular raceways used for the protection and routing of electrical wire, including such products as electrical metallic tubing, intermediate metal conduit, rigid steel conduit, PVC conduit and aluminum rigid conduit, elbows and fittings.

Global Cable & Cable Management

•
Cable - consists of armored cable and metal-clad cable, including fire alarm and super neutral; ColorSpec™ ID System, self-grounding metal-clad cable, specialty cables and pre-fabricated wiring systems.

•
Cable Management - consists of systems that hold and protect electrical raceways, such as cable tray, cable ladder and wire basket, as well as metal framing or steel support structures using strut, channel and related fittings and accessories for both electrical and mechanical applications.

Corporate and Other includes corporate administrative expenses.

Selected information by reportable segment is presented in the following tables ($ in millions):

	Three months ended March 29, 2013	Three months ended March 30, 2012	Six months ended March 29, 2013	Six months ended March 30, 2012
Net sales(1):
Global Pipe, Tube & Conduit	$260	$279	$509	$515
Global Cable & Cable Management	157	158	302	300
Elimination of intersegment revenues	(11)	(10)	(20)	(17)
	$406	$427	$791	$798
Operating income (loss):
Global Pipe, Tube & Conduit	$5	$17	$13	$17
Global Cable & Cable Management	13	18	21	30
Corporate and Other	(7)	(14)	(16)	(24)
	$11	$21	$18	$23
Depreciation and amortization:
Global Pipe, Tube & Conduit	$7	$8	$15	$17
Global Cable & Cable Management	3	4	8	8
Corporate and Other	1	—	1	—
	$11	$12	$24	$25
Capital expenditures:
Global Pipe, Tube & Conduit	$2	$4	$3	$9
Global Cable & Cable Management	1	2	3	4
Corporate and Other	—	1	—	—
	$3	$7	$6	$13

 _________________

(1)	Amounts represent sales to external customers and related parties (see Note 2). No single customer represented 10% or more of the Company’s total net sales in any period presented.
The reconciliation of operating income to (loss) income before taxes is as follows ($ in millions):

	Three months ended March 29, 2013	Three months ended March 30, 2012	Six months ended March 29, 2013	Six months ended March 30, 2012
Operating income	$11	$21	$18	$23
Interest expense, net	12	12	24	24
(Loss) income before taxes	$(1)	$9	$(6)	$(1)

Corporate and Other contains interest expense that is not allocated to the other segments. Total interest expense included in Corporate and Other was $12 million for each of the three months ended March 29, 2013 and March 30, 2012. Total interest expense included in Corporate and Other was $24 million for each of the six months ended March 29, 2013 and March 30, 2012.

Selected information by reportable segment is presented in the following table ($ in millions):

	March 29, 2013	September 28, 2012
Total assets:
Global Pipe, Tube & Conduit	$802	$799
Global Cable & Cable Management	426	434
Corporate and Other	71	96
	$1,299	$1,329
Selected information by geographic area is as follows ($ in millions):

	Three months ended March 29, 2013	Three months ended March 30, 2012	Six months ended March 29, 2013	Six months ended March 30, 2012
Net sales:
U.S.	$334	$356	$656	$662
Other Americas	47	45	87	90
Europe	10	13	19	23
Asia-Pacific	15	13	29	23
	$406	$427	$791	$798

	March 29, 2013	September 28, 2012
Long lived assets:
U.S.	$238	$249
Other Americas	26	29
Europe	7	8
Asia-Pacific	7	6
	$278	$292
As of March 29, 2013, the long-lived assets included $271 million of property, plant and equipment, net, $2 million of Supplemental Executive Retirement Plan (“SERP”) pension assets, and $5 million of other long-lived assets. As of September 28, 2012, the long-lived assets included $283 million of property, plant and equipment, net, $2 million SERP pension assets, and $7 million of other long-lived assets.

Selected information by product category is presented in the following tables ($ in millions):

	Three months ended March 29, 2013	Three months ended March 30, 2012	Six months ended March 29, 2013	Six months ended March 30, 2012
Net sales:
Global Pipe, Tube & Conduit
Pipe & Tube	$166	$168	$317	$310
Conduit	94	111	192	205
Total Global Pipe, Tube & Conduit	260	279	509	515
Global Cable & Cable Management
Cable	101	97	192	185
Cable Management Systems	56	61	110	115
Total Global Cable & Cable Management	157	158	302	300
Elimination of intersegment revenues	(11)	(10)	(20)	(17)
	$406	$427	$791	$798
13. Commitments and Contingencies
The Company has obligations related to commitments to purchase certain goods and services. As of March 29, 2013, such obligations were $172 million for fiscal year 2013, $3 million for fiscal year 2014, $1 million for fiscal year 2015, and $0 thereafter.
Legal Contingencies— The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $8 million and $9 million as of March 29, 2013 and September 28, 2012, respectively. At March 29, 2013 and September 28, 2012, $3 million was included in accrued and other current liabilities in the consolidated balance sheets for these matters. At March 29, 2013 and September 28, 2012, $5 million and $6 million, respectively, was included in other long-term liabilities in the consolidated balance sheets for these matters. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $3 million to $12 million.
In February 2013, the Company became aware of a $10 million tax assessment by the State of Sao Paulo, Brazil related to Company purchases of raw material from a trading company located in Espiritu Santo in 2007 and 2008. The trading company paid taxes on the raw materials to the State of Espiritu Santo, but Sao Paulo tax authorities alleged that the materials were purchased for use at the Company's Sao Paulo manufacturing facility and were subject to its tax jurisdiction. Sao Paulo authorities contend that manufacturers in their State used trading agents in Espiritu Santo to take advantage of that State's favorable tax rates and to circumvent tax payments in Sao Paulo. In 2009, the governments of Sao Paulo and Espiritu Santo reached agreement regarding the appropriate tax jurisdiction for purchases made by Sao Paulo manufacturers from trading companies in Espiritu Santo. Under the terms of that agreement, taxes on materials purchased by the Company from an Espiritu Santo trading agent pursuant to a valid purchase order would be paid to the State of Espiritu Santo. However, the terms of the agreement do not apply to transactions that occurred prior to 2009. As a result, Sao Paulo continues to assert that it is entitled to tax payments on trading agent transactions involving Sao Paulo manufacturers prior to 2009. The Company strongly maintains it acted in compliance with all applicable laws and is commencing legal action to annul the tax assessment. As described in Note 8, under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions.
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
14. Guarantees
The Company has outstanding letters of credit for $6 million supporting workers’ compensation and general liability insurance policies, and $8 million supporting foreign lines of credit. The Company also has an outstanding letter of credit in the amount of $2 million as collateral for a milestone payment pursuant to the sale of its minority ownership share in a joint venture in the Middle East. Outstanding letters of credit reduce the availability under the Credit Facility by $16 million. The Company also has $7 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties for leased properties in the amount of $13 million on behalf of the Company and intends to obtain releases from these guarantees related to the Company. The Company has exercised the earlier termination option on a lease of a facility supported by $8 million of performance guarantees and expects the termination to be completed in the third quarter of fiscal year 2013.
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
15. Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of March 29, 2013. See Note 7 for the fair value of the Company’s debt.
16. Discontinued Operations and Dispositions
In February 2012, the Company determined that the Morrisville business was no longer strategic to the Company. This business was under Allied Tube & Conduit Corporation (“Allied Tube”), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements, and equipment of the Morrisville operations for approximately $40 million. Morrisville’s operations and cash flows have been removed from continuing operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The total loss, net of tax, from the sale was $4 million.

The following tables present the operating results of the Company’s discontinued operations for the three and six months ended March 29, 2013 and March 30, 2012($ in millions):

	Three months ended March 29, 2013	Three months ended March 30, 2012	Six months ended March 29, 2013	Six months ended March 30, 2012
Net sales	$—	$14	$—	$22
Cost and expenses	$—	15	—	25
Loss before income tax	—	(1)	—	(3)
Income tax benefit	—	—	—	1
Loss from discontinued operations	$—	$(1)	$—	$(2)
Loss from disposal of discontinued business assets, net of tax	—	(1)	—	(1)
Loss from discontinued operations and disposal net of income tax benefit of $0, $1, $0, $2, respectively	$—	$(2)	$—	$(3)
The Company has classified several buildings and an investment in an unconsolidated joint venture as held for sale on the accompanying consolidated balance sheet as of March 29, 2013 and September 28, 2012. The components of assets held for sale at March 29, 2013 and September 28, 2012 consisted of the following ($ in millions):

	March 29, 2013	September 28, 2012
Property, plant and equipment, net	$6	$8
Other assets	3	3
Assets held for sale	$9	$11
In January 2012, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of approximately $10 million, which was paid into an escrow account in May 2012. The escrow remains in the name of the buyer, and the Company retains the benefit of the investment until all deliverables are met. The carrying value of the equity method investment is $3 million and is classified as held for sale. The consideration is to be distributed incrementally from the escrow as certain milestones are reached. The Company will recognize the gain on the sale upon completion of the milestones. On April 30, 2013, the Company received the first tranche of payments of $2 million.
In addition, the Company has decided to sell several buildings. The Company has vacated the premises of the buildings and is actively searching for a buyer on the open market. The carrying value of the buildings was $6 million and $8 million at March 29, 2013 and September 28, 2012, respectively. The Company determined the fair value of two of the buildings based on the negotiated selling price and recorded a $1 million impairment charge in the second quarter of fiscal year 2013 and a $1 million impairment charge in the first quarter of fiscal year 2013. The Company determined the valuation of the buildings, which was classified within level 2 of the fair value hierarchy, utilizing the negotiated sales price.
In February 2013, the Company decided to close the pre-galvanized electrical conduit business located in Embu das Artes, Sao Paulo, Brazil. The impact of the closing of the plant to our financial results is not material.
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
The following tables present financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the three and six months ended March 29, 2013 and March 30, 2012. The following financial information presents the results of operations, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Condensed Consolidated Statement of Operations
For the Three months ended March 29, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$346	$72	$(12)	$406
Cost of sales	—	—	298	64	(12)	350
Selling, general and administrative	—	2	34	9	—	45
Operating (loss) income	—	(2)	14	(1)	—	11
Interest expense, net	—	2	10	—	—	12
(Loss) income before income taxes	—	(4)	4	(1)	—	(1)
Income tax (benefit) expense	—	(2)	2	1	—	1
(Loss) income from continuing operations	—	(2)	2	(2)	—	(2)
Loss from discontinued operations and disposal, net of tax benefit	—	—	—	—	—	—
(Loss) income from subsidiaries	(2)	—	—	—	2	—
Net (loss) income	$(2)	$(2)	$2	$(2)	$2	$(2)
Condensed Consolidated Statement of Operations
For the Three months ended March 30, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$368	$69	$(10)	$427
Cost of sales	—	—	304	62	(10)	356
Selling, general and administrative	—	2	41	7	—	50
Operating (loss) income	—	(2)	23	—	—	21
Interest expense (income), net	—	3	10	(1)	—	12
(Loss) income before income taxes	—	(5)	13	1	—	9
Income tax expense	—	—	2	1	—	3
(Loss) income from continuing operations	—	(5)	11	—	—	6
Loss from discontinued operations and disposal, net of tax benefit	—	—	(2)	—	—	(2)
Income (loss) from subsidiaries	4	9	—	—	(13)	—
Net income (loss)	$4	$4	$9	$—	$(13)	$4

Condensed Consolidated Statement of Operations
For the Six months ended March 29, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$676	$135	$(20)	$791
Cost of sales	—	—	582	119	(20)	681
Selling, general and administrative	—	5	69	18	—	92
Operating (loss) income	—	(5)	25	(2)	—	18
Interest expense, net	—	4	20	—	—	24
(Loss) income before income taxes	—	(9)	5	(2)	—	(6)
Income tax (benefit) expense	—	(3)	2	1	—	—
(Loss) income from continuing operations	—	(6)	3	(3)	—	(6)
Loss from discontinued operations and disposal, net of tax benefit	—	—	—	—	—	—
(Loss) income from subsidiaries	(6)	—	—	—	6	—
Net (loss) income	$(6)	$(6)	$3	$(3)	$6	$(6)

Condensed Consolidated Statement of Operations
For the Six months ended March 30, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$681	$134	$(17)	$798
Cost of sales	—	—	578	119	(17)	680
Selling, general and administrative	—	4	76	15	—	95
Operating (loss) income	—	(4)	27	—	—	23
Interest expense (income), net	—	6	19	(1)	—	24
(Loss) income before income taxes	—	(10)	8	1	—	(1)
Income tax (benefit) expense	—	—	(1)	1	—	—
(Loss) income from continuing operations	—	(10)	9	—	—	(1)
Loss from discontinued operations and disposal, net of tax benefit	—	—	(3)	—	—	(3)
(Loss) income from subsidiaries	(4)	6	—	—	(2)	—
Net (loss) income	$(4)	$(4)	$6	$—	$(2)	$(4)

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the Three months ended March 29, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(2)	$(2)	$2	$(2)	$2	$(2)
Other comprehensive income:
Change in foreign currency translation adjustment	—	—	—	—	—	—
Change in unrecognized loss related to pension benefit plans	—	—	—	—	—	—
Total other comprehensive income	—	—	—	—	—	—
Comprehensive (loss) income	$(2)	$(2)	$2	$(2)	$2	$(2)
Condensed Consolidated Statement of Comprehensive Income (Loss)
For the Three months ended March 30, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net income (loss)	$4	$4	$9	$—	$(13)	$4
Other comprehensive income:
Change in foreign currency translation adjustment	3	3	—	3	(6)	3
Change in unrecognized loss related to pension benefit plans	—	—	—	—	—	—
Total other comprehensive income	3	3	—	3	(6)	3
Comprehensive income (loss)	$7	$7	$9	$3	$(19)	$7

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the Six months ended March 29, 2013

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(6)	$(6)	$3	$(3)	$6	$(6)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1)	(1)	—	(1)	2	(1)
Change in unrecognized loss related to pension benefit plans	1	1	1	—	(2)	1
Total other comprehensive income (loss)	—	—	1	(1)	—	—
Comprehensive (loss) income	$(6)	$(6)	$4	$(4)	$6	$(6)
Condensed Consolidated Statement of Comprehensive (Loss) Income
For the Six months ended March 30, 2012

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(4)	$(4)	$6	$—	$(2)	$(4)
Other comprehensive income:
Change in foreign currency translation adjustment	3	3	—	3	(6)	3
Change in unrecognized loss related to pension benefit plans	—	—	—	—	—	—
Total other comprehensive income	3	3	—	3	(6)	3
Comprehensive (loss) income	$(1)	$(1)	$6	$3	$(8)	$(1)

Condensed Consolidated Balance Sheet
As of March 29, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$—	$29	$—	$29
Accounts receivable, net	—	—	167	58	—	225
Receivables due from Tyco International Ltd. and its affiliates	—	—	2	—	—	2
Inventories, net	—	—	232	36	—	268
Assets held for sale	—	—	9	—	—	9
Prepaid expenses and other current assets	—	10	23	8	—	41
Deferred income taxes	—	—	20	2	—	22
Total current assets	—	10	453	133	—	596
Property, plant and equipment, net	—	—	237	34	—	271
Intangible assets, net	—	—	259	—	—	259
Goodwill	—	—	132	—	—	132
Deferred income taxes	—	—	—	2	—	2
Receivables due from Tyco International Ltd. and its affiliates	—	—	14	—	—	14
Investment in subsidiaries	547	631	—	—	(1,178)	—
Intercompany receivable	—	310	—	—	(310)	—
Other assets	—	17	2	6	—	25
Total Assets	$547	$968	$1,097	$175	$(1,488)	$1,299
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$10	$—	$6	$—	$16
Accounts payable	—	—	87	19	—	106
Income tax payable	—	—	2	—	—	2
Accrued and other current liabilities	—	14	46	13	—	73
Total current liabilities	—	24	135	38	—	197
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(14)	96	—	—	82
Intercompany payable	—	—	307	3	(310)	—
Income tax payable	—	—	14	—	—	14
Pension liabilities	—	—	38	—	—	38
Other long-term liabilities	—	1	13	(3)	—	11
Total Liabilities	—	421	603	38	(310)	752
Shareholder’s Equity:
Common shares and additional paid in capital	606	606	487	150	(1,243)	606
(Accumulated deficit) retained earnings	(31)	(31)	23	1	7	(31)
Accumulated other comprehensive (loss) income	(28)	(28)	(16)	(14)	58	(28)
Total Shareholder’s Equity	547	547	494	137	(1,178)	547
Total Liabilities and Shareholder’s Equity	$547	$968	$1,097	$175	$(1,488)	$1,299

Condensed Consolidated Balance Sheet
As of September 28, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$16	$36	$—	$52
Accounts receivable, net	—	—	184	51	—	235
Receivables due from Tyco International Ltd. and its affiliates	—	—	3	6	—	9
Inventories, net	—	—	196	41	—	237
Assets held for sale	—	—	11	—	—	11
Prepaid expenses and other current assets	—	8	20	7	—	35
Deferred income taxes	—	—	20	2	—	22
Total current assets	—	8	450	143	—	601
Property, plant and equipment, net	—	—	247	36	—	283
Intangible assets, net	—	—	266	—	—	266
Goodwill	—	—	132	—	—	132
Deferred income taxes	—	—	—	3	—	3
Receivables due from Tyco International Ltd. and its affiliates	—	—	13	—	—	13
Investment in subsidiaries	552	628	—	—	(1,180)	—
Intercompany receivable	—	305	—	—	(305)	—
Other assets	—	21	2	8	—	31
Total Assets	$552	$962	$1,110	$190	$(1,485)	$1,329
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$—	$—	$7	$—	$7
Accounts payable	—	—	108	22	—	130
Income tax payable	—	—	3	1	—	4
Accrued and other current liabilities	—	10	52	17	—	79
Total current liabilities	—	10	163	47	—	220
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(10)	93	—	—	83
Intercompany payable	—	—	302	3	(305)	—
Income tax payable	—	—	13	—	—	13
Pension liabilities	—	—	40	—	—	40
Other long-term liabilities	—	—	11	—	—	11
Total Liabilities	—	410	622	50	(305)	777
Shareholder’s Equity:
Common shares and additional paid in capital	605	605	485	149	(1,239)	605
(Accumulated deficit) retained earnings	(25)	(25)	20	4	1	(25)
Accumulated other comprehensive (loss) income	(28)	(28)	(17)	(13)	58	(28)
Total Shareholder’s Equity	552	552	488	140	(1,180)	552
Total Liabilities and Shareholder’s Equity	$552	$962	$1,110	$190	$(1,485)	$1,329

Condensed Consolidated Statement of Cash Flows
For the Six months ended March 29, 2013
($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows used for operating activities	$—	$(2)	$(18)	$(6)	$—	$(26)
Cash flows from investing activities:
Capital expenditures	—	—	(5)	(1)	—	(6)
Change in due to (from) Atkore Int’l Inc	—	—	8	(3)	(5)	—
Change in (from) due to subsidiaries	—	(5)	(1)	1	5	—
Net cash (used for) provided by investing activities	—	(5)	2	(3)	—	(6)
Net cash provided by discontinued investing activities	—	—	—	—	—	—
Net cash (used for) provided by investing activities	—	(5)	2	(3)	—	(6)
Cash flows from financing activities:
Borrowings under Credit Facility	—	105	—	—	—	105
Repayments under Credit Facility	—	(95)	—	—	—	(95)
Proceeds of long-term debt from Atkore International Inc.	—	—	—	—	—	—
Proceeds from short-term debt	—	—	—	4	—	4
Repayments of short-term debt	—	—	—	(5)	—	(5)
Change in parent company investment	—	(3)	—	3	—	—
Net cash provided by financing activities	—	7	—	2	—	9
Net cash provided by discontinued financing activities	—	—	—	—	—	—
Net cash provided by financing activities	—	7	—	2	—	9
Effect of currency translation on cash	—	—	—	—	—	—
Net decrease in cash and cash equivalents	—	—	(16)	(7)	—	(23)
Cash and cash equivalents at beginning of period	—	—	16	36	—	52
Cash and cash equivalents at end of period	$—	$—	$—	$29	$—	$29

Condensed Consolidated Statement of Cash Flows
For the Six months ended March 30, 2012
($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(8)	$2	$(6)	$—	$(12)
Cash flows from investing activities:
Capital expenditures	—	—	(9)	(4)	—	(13)
Change in (from) due to subsidiaries	—	(10)	11	(1)	—	—
Acquisitions of businesses, net of cash acquired	—	(37)	(2)	—	—	(39)
Other	—	—	—	—	—	—
Net cash used for investing activities	—	(47)	—	(5)	—	(52)
Net cash provided by discontinued investing activities	—	—	—	—	—	—
Net cash used for investing activities	—	(47)	—	(5)	—	(52)
Cash flows from financing activities:
Borrowings under Credit Facility	—	276	—	—	—	276
Repayments under Credit Facility	—	(221)	—	—	—	(221)
Proceeds of long-term debt from Atkore International Inc.	—	—	—	—	—	—
Proceeds from short-term debt	—	—	—	3	—	3
Repayments of short-term debt	—	—	—	—	—	—
Net cash provided by financing activities	—	55	—	3	—	58
Net cash provided by discontinued financing activities	—	—	—	—	—	—
Net cash provided by financing activities	—	55	—	3	—	58
Effect of currency translation on cash	—	—	—	1	—	1
Net increase (decrease) in cash and cash equivalents	—	—	2	(7)	—	(5)
Cash and cash equivalents at beginning of period	—	—	—	48	—	48
Cash and cash equivalents at end of period	$—	$—	$2	$41	$—	$43

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

Executive Summary
Atkore International Holdings Inc. (“the Company,” “we,” “our,” “us,” or “Atkore”) is a global manufacturer of fabricated steel tubes and pipes, pre-wired armored cables, cable management systems and metal framing systems. Our products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 20 manufacturing facilities and 16 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks.
We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and OEMs, as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In the three months ended March 29, 2013 and March 30, 2012, 82% and 83%, respectively, of our net sales were tied to customers located in the U.S. In each of the six months ended March 29, 2013 and March 30, 2012, 83% of our net sales were tied to customers located in the U.S. We also have a significant manufacturing and sales presence in Brazil and, to a lesser extent, in the United Kingdom, France, China, Australia and New Zealand.
Our business is largely dependent on the non-residential construction industry. Approximately 65% and 66% of our net sales in the three and six months ended March 29, 2013, respectively, and 65% and 67% of our net sales in the three and six months ended March 30, 2012, respectively, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, reached a historic low of 678 million square feet in calendar year 2010, and their projection for calendar year 2013 is 800 million square feet. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.
We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business, including, but not limited to, Allied Tube & Conduit®, Unistrut®, Power Strut®, Telespar®, Cope®, AFC Cable Systems®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec™, Acroba®, Razor Ribbon® , Columbia MBF®, FlexHead ® and SprinkFlex®, all of which are registered in the U.S., except Acroba®, which is registered in France.

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
Global Pipe, Tube & Conduit (“GPTC”)

•
Pipe & Tube - consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many original equipment manufacturers ("OEMs") and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences.

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

($ in millions)	Three months ended March 29, 2013	Three months ended March 30, 2012	Change	Six months ended March 29, 2013	Six months ended March 30, 2012	Change
Net sales	$406	$427	$(21)	$791	$798	$(7)
Cost of sales	350	356	(6)	681	680	1
Gross margin	56	71	(15)	110	118	(8)
Selling, general and administrative expenses	45	50	(5)	92	95	(3)
Operating income	11	21	(10)	18	23	(5)
Interest expense, net	12	12	—	24	24	—
(Loss) income before income taxes	(1)	9	(10)	(6)	(1)	(5)
Income tax expense	1	3	(2)	—	—	—
(Loss) income from continuing operations	(2)	6	(8)	(6)	(1)	(5)
Loss from discontinued operations and disposal, net of income tax expense	—	(2)	2	—	(3)	3
Net (loss) income	$(2)	$4	$(6)	$(6)	$(4)	$(2)
Net Sales
Net sales decreased $21 million for the three months ended March 29, 2013 to $406 million, from $427 million for the three months ended March 30, 2012. The decrease was due primarily to the impact of lower average selling prices from our GPTC and GCCM products of $25 million and an unfavorable foreign currency exchange impact of $5 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real. This decrease was partially offset by $8 million from higher volume and $5 million of freight recovery classified as revenue in the current period. Full quarter revenue generated by a business acquired in fiscal year 2012, partially offset by the absence of revenue of the Gem Fabrication manufacturing facility sold in fiscal year 2012, had an unfavorable impact of $4 million.
Net sales decreased $7 million for the six months ended March 29, 2013 to $791 million, from $798 million for the six months ended March 30, 2012. The decrease was due primarily to the impact of lower average selling prices from our GPTC and GCCM products of about $32 million and an unfavorable foreign currency exchange impact of $8 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real. This decrease was partially offset by a higher volume of GPTC and GCCM products of approximately $27 million and $11 million of freight recovery classified as revenue in the current period. The year to date revenue generated by a business acquired in fiscal year 2012, partially offset by the absence of revenue of the Gem Fabrication manufacturing facility sold in fiscal year 2012, had an unfavorable impact of $5 million.
Cost of Sales
Cost of sales decreased by $6 million to $350 million for the three months ended March 29, 2013, compared to $356 million for the three months ended March 30, 2012. The decrease in cost of sales was due primarily to the favorable impact of lower raw material prices for steel of $10 million, partly offset by the unfavorable impact of higher raw material prices for copper of $3 million and higher volume.

Cost of sales increased by $1 million to $681 million for the six months ended March 29, 2013, compared to $680 million for the six months ended March 30, 2012. The increase in cost of sales was due in part to increases in volume of GPTC and GCCM products worldwide, the unfavorable impact of higher raw material prices for copper, and higher warehouse expense as the result of a reclassification from selling expense to cost of goods sold, partly offset by the favorable impact of lower raw material prices for steel.
Gross Margin
Gross margin decreased by $15 million to $56 million for the three months ended March 29, 2013, compared to $71 million for the three months ended March 30, 2012. The decrease in gross margin was due primarily to lower average selling prices, partly offset by lower average raw material prices for steel.
Gross margin decreased by $8 million to $110 million for the six months ended March 29, 2013, compared to $118 million for the six months ended March 30, 2012. The decrease in gross margin was due primarily to lower average selling prices for GPTC and GCCM products and higher raw material prices for copper, partly offset by higher volume and lower raw material prices for steel.
Selling, General & Administrative
Selling, general and administrative expenses decreased $5 million to $45 million for the three months ended March 29, 2013, compared to $50 million for the three months ended March 30, 2012. The decrease was due primarily to a $2 million reversal adjustment to restructuring reserves due to the renegotiation of a long term lease contract and $2 million of lower selling expense as the result of a reclassification of warehouse expense from selling expense to cost of goods sold.
Selling, general and administrative expenses decreased $3 million to $92 million for the six months ended March 29, 2013, compared to $95 million for the six months ended March 30, 2012. The decrease was due primarily to $3 million of lower selling expense as the result of a reclassification of warehouse expense from selling expense to cost of goods sold, $1 million of lower sales commissions due to lower average selling prices, and lower general and administrative expense. This was partly offset by the higher bad debt expense and a loss on the disposal of assets.
Operating Income
Operating income decreased by $10 million to $11 million for the three months ended March 29, 2013, compared to $21 million for the three months ended March 30, 2012. The decrease was due primarily to lower gross margins of $15 million mainly as a result of lower average selling prices for GPTC products, offset by lower selling, general and administrative expense of $5 million.
Operating income decreased by $5 million to $18 million for the six months ended March 29, 2013, compared to $23 million for the six months ended March 30, 2012. The decrease was due primarily to lower gross margins of $8 million, partly offset by lower selling, general and administrative expense of $3 million.
Interest Expense, net
Interest expense, net, was $12 million for each of the three months ended March 29, 2013 and March 30, 2012. Interest expense in both periods was attributable primarily to interest on the senior secured notes (the “Notes”), which bear interest at 9.875% per annum.
Interest expense, net, was $24 million for each of the six months ended March 29, 2013 and March 30, 2012. Interest expense in both periods was attributable primarily to interest on the Notes, which bear interest at 9.875% per annum.
Income Tax Expense
For the three months ended March 29, 2013 and March 30, 2012, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was (48.2)% and 37.4% respectively.
The effective tax rate for the three months ended March 29, 2013 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and a foreign jurisdiction in which the deferred tax assets are not expected to be realized.
The effective tax rate for the three months ended March 30, 2012 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter in certain foreign jurisdictions without an associated tax benefit that have a full valuation allowance against deferred tax assets.

For the six months ended March 29, 2013 and March 30, 2012, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was 4.5% and (41.1)%, respectively.
The effective rates for the six months ended March 29, 2013 varies from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and a foreign jurisdiction in which the deferred tax assets are not expected to be realized.

The effective rates for the six months ended March 30, 2012 varies from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and foreign income taxed at rates that differ from the U.S. statuary rate.
Loss from Discontinued Operations and Disposal, net of Tax
In February 2012, the Company determined that the Morrisville business was no longer strategic to the Company. The business was under Allied Tube & Conduit Corporation ("Allied Tube"), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements, and equipment of the Morrisville operations for approximately $40 million. Morrisville's operations and cash flows have been removed from continuing operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of the Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The Company recorded a loss of $4 million, net of tax, from the sale of Morrisville in fiscal year 2012. For the three months ended March 30, 2012, the Morrisville business had a $2 million loss, net of tax, from operations. For the six months ended March 30, 2012, the Morrisville business has a $3 million loss, net of tax, from operations.
Results of Operations by Segment
Segment information, as reorganized effective October 1, 2011, is consistent with how management manages the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by business segment is presented below ($ in millions):
Global Pipe, Tube & Conduit

	Three months ended March 29, 2013	Three months ended March 30, 2012	Change	Six months ended March 29, 2013	Six months ended March 30, 2012	Change
Net sales	$260	$279	$(19)	$509	$515	$(6)
Operating income	5	17	(12)	13	17	(4)
Net Sales
Net sales for the three months ended March 29, 2013 decreased $19 million to $260 million, from $279 million for the three months ended March 30, 2012. The decrease was attributable primarily to lower average selling prices. The decrease was partly offset by $5 million attributable to freight recovery, which was classified as revenue in the current period. Changes in foreign currency exchange rates had an unfavorable impact of $5 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.
Net sales for the six months ended March 29, 2013 decreased $6 million to $509 million, from $515 million for the six months ended March 30, 2012. The decrease was attributable primarily to lower average selling prices partly offset by higher volume. The gradually improving non-residential construction market in North America contributed to higher volumes, up 5% from the six months ended March 30, 2012. The decrease was also partially offset by an increase of $10 million of freight recovery, which was classified as revenue in the current period. Changes in foreign currency exchange rates had an unfavorable impact of $8 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.

Operating Income
Operating income for the three months ended March 29, 2013 decreased $12 million to $5 million, compared to $17 million in the three months ended March 30, 2012. The decrease in operating income was due primarily to lower average selling prices partly offset by lower average raw material steel costs for GPTC products and $2 million of higher general and administrative costs as a result of function realignment between corporate and business units. Average selling prices were 12% lower and average raw material steel costs were 9% lower during three months ended March 29, 2013, compared to the three months ended March 30, 2012.
Operating income for the six months ended March 29, 2013 decreased $4 million to $13 million, compared to $17 million in the six months ended March 30, 2012. The decrease in operating income was due primarily to lower average selling prices, partly offset by higher volume and lower average raw material steel costs for GPTC products and $3 million of higher general and administrative costs as a result of function realignment between corporate and business units. Average selling prices were 9% lower and average raw material steel costs were 11% lower during six months ended March 29, 2013, compared to the six months ended March 30, 2012.
Global Cable & Cable Management

	Three months ended March 29, 2013	Three months ended March 30, 2012	Change	Six months ended March 29, 2013	Six months ended March 30, 2012	Change
Net sales	$157	$158	$(1)	$302	$300	$2
Operating income	13	18	(5)	21	30	(9)
Net Sales
Net sales decreased $1 million to $157 million for the three months ended March 29, 2013, compared to $158 million for the three months ended March 30, 2012. The decrease was due primarily to lower average selling prices, partially offset by higher volume for GCCM products.
Net sales increased $2 million to $302 million for the six months ended March 29, 2013, compared to $300 million for the six months ended March 30, 2012. The increase was due primarily to higher volume, partly offset by lower average selling prices for GCCM products.
Operating Income
Operating income for the three months ended March 29, 2013 decreased $5 million to $13 million, compared to $18 million in the three months ended March 30, 2012. The decrease was due primarily to lower average selling prices and higher average raw material copper prices, partly offset by the favorable impact of higher volume for GCCM products.
Operating income for the six months ended March 29, 2013 decreased $9 million to $21 million, compared to $30 million in the six months ended March 30, 2012. The decrease was due primarily to lower average selling prices and higher average raw material copper prices, partly offset by the favorable impact of higher volume for GCCM products and $1 million of higher general and administrative costs as a result of function realignment between corporate and business units.
Corporate and Other
Corporate and Other as included in the footnotes to our financial statements represents corporate administrative expenses.
Operating loss for Corporate and Other decreased $7 million to $7 million for the three months ended March 29, 2013, compared to $14 million the three months ended March 30, 2012. The decrease was due to lower professional service fees of $2 million, a $2 million decrease in general and administrative costs as a result of function realignment between corporate and business units, a $1 million reduction in bonus expense and the absence of $1 million of acquisition and divestiture fees and $1 million severance expense compared to the three months ended March 30, 2012.

Operating loss for Corporate and Other decreased $8 million to $16 million for the six months ended March 29, 2013, compared to $24 million the six months ended March 30, 2012. The decrease was due to $4 million lower professional service fees and a $4 million decrease in general and administrative cost as a result of function realignment between corporate and business units.

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
We maintain a substantial inventory of raw material and finished products to satisfy the prompt delivery requirements of our customers. Due to the timing differences between payments to our suppliers and receipts from customers, our liquidity needs have generally consisted of working capital necessary to finance receivables and inventory.
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
The following table is a summary of our cash flows for each period shown ($ in millions):

	Six months ended March 29, 2013	Six months ended March 30, 2012
Net cash used for operating activities	$(26)	$(12)
Capital expenditures	(6)	(13)
Acquisitions of businesses, net of cash acquired	—	(39)
Borrowings under Credit Facility	105	276
Repayments under Credit Facility	(95)	(221)
Proceeds from short-term debt	4	3
Repayments of short-term debt	(5)	—
Other, net	—	1
Decrease in cash and cash equivalents	$(23)	$(5)
Operating activities
During the six months ended March 29, 2013, operating activities used $26 million compared to a use of $12 million during the six months ended March 30, 2012. Cash was used during the six months ended March 29, 2013 primarily to fund seasonal increases in inventory and settle outstanding accounts payable balances with our vendors. For the six months ended March 30, 2012, cash was used to fund seasonal increases in accounts receivable and inventory.

Investing activities
During the six months ended March 29, 2013, we used $6 million for investing activities, compared to $52 million used by investing activities during the six months ended March 30, 2012. Capital expenditures were $6 million for the six months ended March 29, 2013, compared to expenditures of $13 million during the six months ended March 30, 2012. Capital expenditures are primarily for replacement of equipment, repairs, and enhancements to our manufacturing operations. In addition, we used $39 million for an acquisition during the six months ended March 30, 2012.
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
Financing Activities
We had $9 million provided by financing activities during the six months ended March 29, 2013, compared to $58 million provided by financing activities during the six months ended March 30, 2012. During the six months ended March 29, 2013, the Company had $10 million net borrowings under the Credit Facility, compared to net borrowings of $55 million during the six months ended March 30, 2012. In addition, during the six months ended March 29, 2013, the Company reduced the net borrowings under the line of credit at a foreign location by $1 million compared to an increase in borrowings of $3 million in the same prior year period.

Atkore International obtained the Credit Facility of up to $250 million, subject to borrowing base availability, on December 22, 2010 to fund working capital and for general corporate purposes. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The borrowing base was greater than the $250 million facility limit on March 29, 2013 and September 28, 2012. Availability under the Credit Facility was $224 million and $233 million as of March 29, 2013 and September 28, 2012, respectively.
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
In connection with the Transactions, we entered into the Credit Facility, which bears interest at a floating rate, generally LIBOR plus 2.25% to 2.75%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which totaled $10 million at March 29, 2013. A 10% change in interest rates would not materially impact our interest expense based on the amounts outstanding at March 29, 2013.

Item 4. Controls and Procedures
As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 29, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2013. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the three months ended March 29, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information
Iran Notice
Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our "affiliates" (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term "affiliate" broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. ("SPIE"), an affiliate of CD&R based in France, maintained bank accounts at Bank Melli with the approval of the French financial regulator (applying European Union law) during the period covered by this report. Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that during the period covered by this report, the SPIE subsidiary used the accounts to make two tax payments to the Government of Iran, withdrew cash to pay various administrative expenses, and received a transfer of funds from a vendor. The total volume of these transactions in the SPIE subsidiary's accounts at Bank Melli, excluding transfers between those accounts, during the period covered by this report was the equivalent of less than $200,000 at the Iranian Central Bank's official exchange rate. CD&R has informed us that SPIE and its subsidiaries obtained no revenue or profit from these transactions, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries do not intend to conduct any transaction or dealing with Bank Melli or the Government of Iran in the future other than any transactions that may be authorized by the applicable French governmental authority and OFAC.

2013 Annual Incentive Plan
On February 6, 2013, the Compensation Committee of the Board of Directors of Atkore Group (the “Committee”), approved the 2013 Annual Incentive Plan (the “2013 AIP”). The 2013 AIP is designed primarily to reward growth in EBITDA (which is earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash and unusual items) and improved cash flow, which is measured by the number of total working capital days. Additionally, a portion of the compensation awarded under the 2013 AIP is based on the participant's individual performance. Final payouts under the 2013 AIP are made after the determination of the extent to which the Company achieved its key performance measures and the participant's individual performance has been evaluated. Final payouts are capped at 200% of annual base salary as of August 1, 2013.
Under the 2013 AIP, the performance metrics applicable to the named executive officers are weighted as follows:

EBITDA	65%
Working Capital Days	25%
Personal Performance Objectives	10%

Item 6. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1*	2013 Annual Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC.

By:	/s/ James A. Mallak
James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)
Date: May 10, 2013

Exhibit Index

Exhibit No.	Description
3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1*	2013 Annual Incentive Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

* Indicates a management contract or compensatory plan or arrangement