Form 10-Q
period 2013-06-28
Atkore International Holdings Inc.
filed 2013-08-09
CIK 1521722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of August 1, 2013, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on August 1, 2013.

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

Part I. Financial Information
Item 1. Financial Statements
ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net sales	$406	$428	$1,197	$1,226
Costs and expenses
Cost of sales	356	366	1,037	1,046
Asset impairment charges	24	9	26	9
Selling, general and administrative	43	46	133	141
Operating (loss) income	(17)	7	1	30
Interest expense, net	12	13	36	37
Loss before income taxes	(29)	(6)	(35)	(7)
Income tax expense (benefit)	1	(6)	1	(6)
Loss from continuing operations	(30)	—	(36)	(1)
Loss from discontinued operations and disposal net of income tax expense of $0, $2, $0, $0, respectively	—	(3)	—	(6)
Net loss	$(30)	$(3)	$(36)	$(7)
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended		Nine Months Ended
($ in millions)	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Net loss	$(30)	$(3)	$(36)	$(7)
Other comprehensive loss:
Change in foreign currency translation adjustment	(9)	(8)	(10)	(5)
Change in unrecognized loss related to pension benefit plans, net of $0 million tax expense (See Note 9)	—	—	1	—
Total other comprehensive loss	(9)	(8)	(9)	(5)
Comprehensive loss	$(39)	$(11)	$(45)	$(12)
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

($ in millions, except per share data)	June 28, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$57	$52
Accounts receivable, less allowance for doubtful accounts of $5 and $3, respectively	211	235
Receivables due from Tyco International Ltd. and its affiliates (see Note 2)	3	9
Inventories, net (see Note 3)	249	237
Assets held for sale	11	11
Prepaid expenses and other current assets	37	35
Deferred income taxes	20	22
Total current assets	588	601
Property, plant and equipment, net (see Note 4)	241	283
Intangible assets, net (see Note 5)	255	266
Goodwill (see Note 5)	132	132
Deferred income taxes	—	3
Receivables due from Tyco International Ltd. and its affiliates (see Note 2)	13	13
Other assets	19	31
Total Assets	$1,248	$1,329
Liabilities and Equity
Current Liabilities:
Short-term debt (see Note 7)	$4	$7
Accounts payable	105	130
Income tax payable	3	4
Accrued and other current liabilities (see Note 6)	76	79
Total current liabilities	188	220
Long-term debt (see Note 7)	410	410
Deferred income taxes	80	83
Income tax payable	13	13
Pension liabilities	37	40
Other long-term liabilities	11	11
Total Liabilities	739	777
Shareholder’s Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	607	605
Accumulated deficit	(61)	(25)
Accumulated other comprehensive loss	(37)	(28)
Total Shareholder’s Equity	509	552
Total Liabilities and Shareholder’s Equity	$1,248	$1,329
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(unaudited)

($ in millions)	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at September 28, 2012	$—	$605	$(25)	$(28)	$552
Comprehensive loss:
Net loss	—	—	(36)	—	(36)
Foreign currency translation	—	—	—	(10)	(10)
Change in unrecognized loss related to pension benefit plans, net of $0 million tax expense	—	—	—	1	1
Comprehensive loss					(45)
Share based compensation	—	2	—	—	2
Balance at June 28, 2013	$—	$607	$(61)	$(37)	$509
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

($ in millions)	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Operating activities:
Net loss	$(36)	$(7)
Adjustments to reconcile net loss to net cash used for operating activities:
Loss from discontinued operations and disposal	—	6
Depreciation and amortization	36	38
Amortization of debt issuance costs	5	5
Deferred income taxes	—	(8)
Provision for losses on accounts receivable and inventory	5	4
Asset impairment charges	26	9
Other items	4	1
Changes in operating assets and liabilities, net of effects from acquisitions	(27)	(37)
Net cash provided by continuing operating activities	13	11
Net cash provided by discontinued operating activities	—	10
Net cash provided by operating activities	13	21
Investing activities:
Capital expenditures	(9)	(17)
Proceeds from sale of properties and equipment	3	—
Acquisitions of businesses, net of cash acquired	—	(40)
Other, net	3	—
Net cash used for continuing investing activities	(3)	(57)
Net cash provided by discontinued investing activities	—	40
Net cash used for investing activities	(3)	(17)
Financing activities:
Borrowings under Credit Facility	192	374
Repayments under Credit Facility	(192)	(393)
Proceeds from short-term debt	7	4
Repayments of short-term debt	(10)	(1)
Repayments of long-term debt	—	(1)
Net cash used for continuing financing activities	(3)	(17)
Net cash provided by discontinued financing activities	—	—
Net cash used for financing activities	(3)	(17)
Effects of foreign exchange rate changes on cash and cash equivalents	(2)	(1)
Increase (decrease) in cash and cash equivalents	5	(14)
Cash and cash equivalents at beginning of period	52	48
Cash and cash equivalents at end of period	$57	$34
Supplementary Cash Flow information
Interest paid	$21	$23
Income taxes paid, net of refunds	3	3
Capital expenditures, not yet paid	1	1
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those financial statements included in the Form 10-K for the fiscal year ended September 28, 2012, and should be read in conjunction with the consolidated financial statements and the notes thereto.
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
The Company has reclassified certain prior period amounts to conform to the current period presentation. The reclassification includes presentation of asset impairment charges in a separate line in the condensed consolidated statements of operations.
In addition, the Company has corrected the presentation of the borrowings and repayments of its asset-based credit facility (the “Credit Facility”) and short-term borrowings in the accompanying Statement of Cash Flows for the nine months ended June 29, 2012. Related amounts had previously been presented on a net basis rather than a gross basis in accordance with ASC 230, Statement of Cash Flows (formerly Statement of Financial Accounting Standard (“SFAS”) 95, Statement of Cash Flows). The correction had no effect on net cash used in financing activities.
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
Restricted cash — Restricted cash was less than $1 million and $1 million at June 28, 2013 and September 28, 2012, respectively, and consisted of cash deposited with various financial institutions that was pledged as collateral for certain foreign locations of the Company to support guarantees provided by those financial institutions.
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

The amendments in this ASU are effective prospectively for fiscal years, and interim reporting periods within those years, beginning after December 15, 2013 (fiscal year 2015 for the Company). The amendments should be applied prospectively to derecognition events occurring after the effective date. Early adoption is permitted. If an entity elects to early adopt the amendments, it should apply them as of the beginning of the entity's fiscal year of adoption. The Company has not early adopted this provision and continues to evaluate its impact going forward.
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

In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to include a statement of comprehensive income as part of their interim and annual financial statements. The guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from current GAAP, which allows companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allows companies to present OCI either net of tax with details in the notes or to present amounts gross (with tax effects shown parenthetically). The Company adopted this guidance in the first quarter of fiscal year 2013 for its quarterly reporting, presenting other comprehensive loss in a separate statement following the statements of operations.

2. Related Party Transactions
Trade Activity and Indemnification with Tyco—The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	June 28, 2013	September 28, 2012
Accounts receivable	$1	$1
Receivables due from Tyco and its affiliates-current and noncurrent	16	22

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Purchases	$1	$1	$1	$5
Net sales	2	4	7	12
Cost of sales	2	3	6	10
Other Related Party Trade Activity—An affiliate of CD&R currently owns equity positions in two of the Company’s customers. The following table presents information regarding related party transactions with these customers ($ in millions):

	June 28, 2013	September 28, 2012
Accounts receivable	$15	$15

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Net sales	$21	$19	$59	$49
Cost of sales	17	14	47	39
Management Fees—The Company is obligated to pay a $6 million aggregate annual management fee to Tyco and CD&R, subsequent to the Transactions. These fees are paid quarterly, in advance, except that the fee for the first calendar quarter of 2011, which was paid in arrears. The Company paid $2 million and $0 million during the three months ended June 28, 2013 and June 29, 2012, respectively. The Company paid $5 million during each of the nine months ended June 28, 2013 and June 29, 2012. The management fees are included in selling, general and administrative expense. The management fees are payable to CD&R and Tyco based upon their pro-rata ownership percentage.

3. Inventories, Net
As of June 28, 2013 and September 28, 2012, inventories were comprised of ($ in millions):

	June 28, 2013	September 28, 2012
Purchased materials and manufactured parts	$90	$82
Work in process	25	23
Finished goods	134	132
Inventories, net	$249	$237
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
As of June 28, 2013 and September 28, 2012, the inventory reserve was $9 million.
4. Property, Plant and Equipment
As of June 28, 2013 and September 28, 2012, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	June 28, 2013	September 28, 2012
Land	$16	$18
Buildings and related improvements	109	120
Machinery and equipment	184	187
Leasehold improvements	3	3
Construction in progress	8	14
Property, plant and equipment	320	342
Accumulated depreciation	(79)	(59)
Property, plant and equipment, net	$241	$283
Depreciation expense for three and nine months ended June 28, 2013 totaled $8 million and $25 million, respectively. Depreciation expense for the three and nine months ended June 29, 2012 totaled $9 million and $27 million, respectively.
In the third quarter of fiscal year 2013, the Global Pipe, Tube & Conduit segment recognized $21 million of charges related to the impairment of property, plant and equipment and other long-lived assets associated with the Brazil asset group. The asset group was reviewed for recoverability by comparing the carrying values to estimated future cash flows and those carrying values were determined to not be recoverable. Therefore, the Company determined the impairment amount by comparing the fair value of the asset group which was determined by management. Management determined the fair value based upon what they believe a market participant may be willing to pay for the asset group. The Company may incur additional losses which are currently estimated at $1 million if a disposal of the asset group occurred. The Company determined that its valuation was classified within level 2 of the fair value hierarchy.
In the third quarter of fiscal year 2012, the Company recorded an asset impairment charge of $6 million related to an Enterprise Resource Planning system (the “ERP system”) due to changing of the Company’s business plan. The ERP system was included in construction in progress in previous periods. The Company had decided not to implement the ERP system at the time, and therefore, wrote off the value of the asset.
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

Trade Names/Trademarks — The Company’s products are marketed under many well-recognized trade names/trademarks, including the Company’s primary brands, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec™, Acroba®, Razor Ribbon®,, FlexHead®, and SprinkFLEX® among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.
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
The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets ($ in millions):

		June 28, 2013			September 28, 2012
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer Relationships	13	$188	$(34)	$154	$188	$(24)	$164
Other	6	8	(2)	6	8	(1)	7
Total		196	(36)	160	196	(25)	171
Indefinite-lived Intangible Assets:
Trade names		95	—	95	95	—	95
Total		$291	$(36)	$255	$291	$(25)	$266
Amortization expense for the three months ended June 28, 2013 and June 29, 2012 each totaled $4 million. Amortization expense for the nine months ended June 28, 2013 and June 29, 2012 each totaled $11 million. The Company estimates that the aggregate amortization expenses will be $15 million in fiscal year 2013, $15 million in fiscal year 2014, $15 million in fiscal year 2015, $15 million in fiscal year 2016, $15 million in fiscal year 2017, $15 million in fiscal year 2018, and $81 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.
The Company classified a manufacturing facility as held for sale with a book value of $9 million for the quarter ended June 29, 2012. As a result of that classification, the Company allocated a portion of customer relationships and trade names on a relative fair value basis of $3 million and $1 million, respectively. The Company determined the fair value of the manufacturing facility based on the negotiated selling price and recorded an asset impairment charge of $2 million associated with these assets. The Company determined that its valuation utilizing the negotiated sales price was classified within level 2 of the fair value hierarchy.

As of June 28, 2013 and September 28, 2012, the amount of goodwill by reportable segment was as follows ($ in millions):

	September 28, 2012	Adjustments	June 28, 2013
Global Pipe, Tube & Conduit	$87	$—	$87
Global Cable & Cable Management	45	—	45
Total	$132	$—	$132

During the three months ended June 29, 2012, the Company recorded an asset impairment charge of $1 million related to goodwill associated with the manufacturing facility held for sale that was discussed above.
6. Accrued and Other Current Liabilities
As of June 28, 2013 and September 28, 2012, accrued and other current liabilities were comprised of ($ in millions):

	June 28, 2013	September 28, 2012
Accrued payroll and payroll related	$16	$20
Accrued interest	20	10
Accrued transportation costs	10	11
Accrued audit and legal	3	8
Other	27	30
Accrued and other current liabilities	$76	$79
7. Debt
Debt as of June 28, 2013 and September 28, 2012, was as follows ($ in millions):

	June 28, 2013	September 28, 2012
Senior secured notes due January 1, 2018	$410	$410
Asset-based Credit Facility	—	—
Other	4	7
Total debt	414	417
Current portion	(4)	(7)
Long-term debt	$410	$410
On December 22, 2010, Atkore International issued senior secured notes (the “Notes”) in the principal amount of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, commencing on July 1, 2011. Atkore International’s obligations under the Notes are fully and unconditionally guaranteed on a stand-alone senior secured basis by the Company (the direct parent of Atkore International) and are fully and unconditionally guaranteed on a joint and several senior secured basis by each of Atkore International’s domestic subsidiaries that are a borrower or guarantor under the Credit Facility. The Notes are redeemable at the Company’s option in whole or in part on or after January 1, 2014, with not less than 30 or more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the indenture governing the Notes. In addition, during any 12-month period prior to January 1, 2014, the Company may redeem up to $41 million of the Notes at a redemption price of 103%, plus accrued interest. In the event that Atkore International raises additional equity prior to January 1, 2014, then subject to the restrictions in the Notes, Atkore International may redeem up to 35% of the Notes at 109.875% of par, plus accrued and unpaid interest up to the redemption date. The Company may also redeem the Notes prior to January 1, 2014, in whole or in part at par plus an applicable premium, as defined in the indenture, and applicable and accrued interest. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.
On December 22, 2010, Atkore International also obtained a Credit Facility of up to $250 million, subject to borrowing base availability. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor, subject to certain limitations. As of both June 28, 2013 and September 28, 2012, $0 million was drawn. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. The Company’s availability under the Credit Facility was $235 million and $233 million as of June 28, 2013 and September 28, 2012, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25% to 2.75%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, but are not limited to, the timely delivery of quarterly and annual financial statements, certifications to be made by the Company, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens on after acquired property. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the Credit Facility falls below certain levels, the Company would subsequently be required to maintain a minimum fixed charge coverage ratio.
The Company may from time to time repurchase or otherwise retire or extend the Company’s debt and/or take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, and other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt would not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its condensed consolidated statements of financial position.
As of June 28, 2013, management believes that Atkore International was in compliance with all covenants of the Credit Facility and the Notes. Atkore International was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facility.
As of June 28, 2013, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s Notes was $435 million as of June 28, 2013. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes, which were classified within level 1 of the fair value hierarchy.

8. Income Taxes
For the three months ended June 28, 2013 and June 29, 2012, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was (6)% and 97%, respectively.
The effective tax rate for the three months ended June 28, 2013 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and a foreign jurisdiction in which the deferred tax assets are not expected to be realized.
The effective tax rate for the three months ended June 29, 2012 varied from the U.S. statutory tax rate as a result of deferred tax benefit recognized on additional federal net operating losses allocated to the Company due to exam settlement activity related to the period prior to the Transactions.
For the nine months ended June 28, 2013 and June 29, 2012, the Company's effective income tax rate attributable to loss from continuing operations before income taxes was (5)% and 80%, respectively.
The effective rates for the nine months ended June 28, 2013 varied from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and foreign jurisdictions in which the deferred tax assets are not expected to be realized.

The effective rates for the nine months ended June 29, 2012 varied from the U.S. statutory tax rate primarily as a result of deferred tax benefit recognized on additional federal net operating losses allocated to the Company due to exam settlement activity related to the period prior to the Transactions.
Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
Australia	2005 – 2012
Brazil	2005 – 2012
Canada	2001 – 2012
France	2010 – 2012
United Kingdom	2010 – 2011
U.S.	2005 – 2012
The Company’s income tax returns are examined periodically by various taxing authorities. The Company’s federal tax returns for periods 2005 through 2009 and 2011 are currently under examination by the IRS, and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $4 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the investment agreement between CD&R, Tyco and Atkore Group (the “Investment Agreement”) relative to the periods prior to the Transactions.
At each balance sheet date, management evaluates whether it is more likely than not that the Company’s deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of June 28, 2013, the Company had recorded net deferred tax liabilities of $60 million, which includes valuation allowances of $17 million. Depending on prevailing economic conditions, future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances related to the Company’s deferred tax assets to be recorded in future reporting periods.
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
The net periodic benefit cost for the three and nine months ended June 28, 2013 and June 29, 2012 was as follows ($ in millions):

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Service cost	$—	$1	$2	$2
Interest cost	1	1	3	3
Expected return on plan assets	(1)	(1)	(4)	(3)
Amortization of actuarial loss	—	—	1	—
Net periodic benefit cost	$—	$1	$2	$2

The amortization of actuarial loss reclassified from accumulated other comprehensive loss during the three and nine months ended June 28, 2013 was less than $1 million and $1 million, respectively. The amortization of actuarial loss reclassified from accumulated other comprehensive loss during both the three and nine months ended June 29, 2012 was less than $1 million. The amortization of actuarial loss is included in cost of sales.
The Company contributed $2 million to its pension plans during each of the three months ended June 28, 2013 and June 29, 2012. The Company contributed $4 million to its pension plans during each of the nine months ended June 28, 2013 and June 29, 2012.
On July 14, 2013, the Company decided to withdraw from a multi-employer pension plan which could result in a reasonably possible loss of $8 million.
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
There were 4,454,914 and 1,696,808 stock options to purchase Shares issued under the Stock Incentive Plan as of June 28, 2013 and September 28, 2012, respectively. The total compensation expense related to all share-based compensation plans was $1 million and $2 million for the three and nine months ended June 28, 2013, respectively. The total compensation expense related to all share-based compensation plans was less than $1 million for each of the three and nine months ended June 29, 2012. The compensation expense was included in selling, general and administrative expenses.

The fair value of each of Atkore Group’s options granted during the nine months ended June 28, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Nine months ended June 28, 2013
Expected dividend yield	0%
Expected volatility	60%
Risk free interest rate	0.70%
Weighted-average expected option life	5.42
The weighted-average grant-date fair value of options granted during the nine months ended June 28, 2013 and June 29, 2012 was $2.68 and $2.98, respectively. No options were exercised during the nine months ended June 28, 2013 and June 29, 2012.
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
Stock option activity for the period September 28, 2012 to June 28, 2013 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 28, 2012	1,696,808	$10	9.00	$—
Granted	2,871,486	10	9.51	—
Exercised	—	—	0.00	—
Expired	—	—	0.00	—
Forfeited	(113,380)	10	0.00	—
Outstanding as of June 28, 2013	4,454,914	$10	9.04	$—
Vested and unvested expected to vest as of June 28, 2013	4,009,423	10	9.04	—
Vested as of June 28, 2013	495,483	$10	8.12	$—
On December 7, 2012, the Board of Directors of Atkore Group approved an annual grant of stock options under the Stock Incentive Plan. This grant resulted in 2,272,333 stock options that will vest ratably over five years.
As of June 28, 2013, there was $9 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of four years.
As part of the Stock Incentive Plan, certain key employees committed to purchase a number of Shares over a period of years subsequent to fiscal year 2011. As of June 28, 2013, there were 50,300 Shares committed to be purchased. The purchases of these Shares will result in the issuance of an additional 135,400 stock options. A total of 14,268 Shares and 22,746 Shares were purchased, respectively, for gross proceeds of less than $1 million during each of the nine months ended June 28, 2013 and June 29, 2012. The purchases of Shares resulted in the issuance of an additional 38,748 and 65,384 stock options for the nine months ended June 28, 2013 and June 29, 2012, respectively. The total Shares to be purchased as of June 28, 2013 were 20,845 with an additional 54,936 stock options remaining.

11. Restructuring Charges

Brazil Program
During fiscal year 2013, the Company launched a restructuring program to close a business facility in Brazil to better align the strategic fit of businesses in its portfolio and invest resources on more beneficial opportunities (the "Brazil Program"). The Company maintained a restructuring reserve for employee severance and benefits as well as facility exit costs and contract termination fees. The total restructuring payment was completed as of June 28, 2013.

2012 Program
During fiscal year 2012, the Company identified and pursued opportunities for cost savings through workforce reductions to drive business improvement and help manage costs effectively (the “2012 Program”). The Company maintained a restructuring reserve related to the 2012 Program for employee severance and benefits. The total restructuring payment was completed as of June 28, 2013.
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
2009 Program
During fiscal years 2009 and 2010, the Company identified and pursued opportunities for cost savings through restructuring activities and workforce reductions to improve operating efficiencies across all of the Company’s segments (the “2009 Program”). The Company maintained a restructuring reserve related to the 2009 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. The total restructuring payment was completed as of June 28, 2013.
2007 Program
During fiscal years 2007 and 2008, the Company launched a restructuring program to streamline some of its businesses and reduce its operational footprint (the “2007 Program”). The Company maintained a restructuring reserve related to the 2007 Program for employee severance and benefits as well as facility exit costs for long-term non-cancelable lease obligations. During the first quarter of fiscal year 2013, the Company increased the restructuring reserve by $2 million for the long-term lease obligation through 2019. During the second quarter of fiscal year 2013, the Company renegotiated this long-term lease obligation and reduced the restructuring reserve by $2 million. The total restructuring payment was completed as of June 28, 2013.
Restructuring reserves
The roll-forward of the reserves is as follows ($ in millions):

	Brazil Program	2012 Program	EMEA Restructuring	2009 Program	2007 Program	Total
Balance as of September 28, 2012	$—	$1	$—	$—	$2	$3
Charges	1	—	—	—	2	3
Utilization	(1)	(1)	—	—	(2)	(4)
Reversals	—	—	—	—	(2)	(2)
Balance as of June 28, 2013	$—	$—	$—	$—	$—	$—

	EMEA Restructuring	2009 Program	2007 Program	Total
Balance as of September 30, 2011	$2	$1	$5	$8
Charges	—	—	—	—
Utilization	(2)	—	(1)	(3)
Reversals	—	—	(2)	(2)
Balance as of June 29, 2012	$—	$1	$2	$3
The net restructuring charges (reversals) for the restructuring activities described above were $1 million and $(2) million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The net restructuring charges were $0 million and $(2) million for the three months ended June 28, 2013 and June 29, 2012. The net restructuring charges are included in selling, general and administrative expense.
The net restructuring charges (reversals) by segment for the three and nine months ended June 28, 2013 and June 29, 2012 were as follows ($ in millions):

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Global Pipe, Tube & Conduit	$—	$—	$1	$—
Global Cable & Cable Management	—	—	—	—
Corporate	—	(2)	—	(2)
Total restructuring charges	$—	$(2)	$1	$(2)
Restructuring reserves related to the Brazil Program, 2012 Program, EMEA Restructuring, 2009 Program and 2007 Program were included in the Company’s consolidated balance sheet as follows ($ in millions):

	June 28, 2013	September 28, 2012
Accrued and other current liabilities	$—	$3
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

Corporate and Other includes corporate administrative expenses.
Selected information by reportable segment is presented in the following tables ($ in millions):

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Net sales(1):
Global Pipe, Tube & Conduit	$266	$276	$775	$791
Global Cable & Cable Management	151	163	453	463
Elimination of intersegment revenues	(11)	(11)	(31)	(28)
	$406	$428	$1,197	$1,226
Operating (loss) income:
Global Pipe, Tube & Conduit	$(17)	$6	$(4)	$23
Global Cable & Cable Management	9	17	30	47
Corporate and Other	(9)	(16)	(25)	(40)
	$(17)	$7	$1	$30
Depreciation and amortization:
Global Pipe, Tube & Conduit	$8	$9	$23	$25
Global Cable & Cable Management	4	4	12	12
Corporate and Other	—	—	1	1
	$12	$13	$36	$38
Capital expenditures:
Global Pipe, Tube & Conduit	$3	$2	$6	$12
Global Cable & Cable Management	1	1	4	5
Corporate and Other	—	1	—	1
	$4	$4	$10	$18

 _________________

(1)	Amounts represent sales to external customers and related parties (see Note 2). No single customer represented 10% or more of the Company’s total net sales in any period presented.
The reconciliation of operating income to (loss) income before taxes is as follows ($ in millions):

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Operating (loss) income	$(17)	$7	$1	$30
Interest expense, net	12	13	36	37
Loss before taxes	$(29)	$(6)	$(35)	$(7)

The interest expense is not allocated to our two reportable segments. Total interest expense was $12 million and $13 million for the three months ended June 28, 2013 and June 29, 2012, respectively. Total interest expense was $36 million and $37 million for the nine months ended June 28, 2013 and June 29, 2012, respectively.

Selected information by reportable segment is presented in the following table ($ in millions):

	June 28, 2013	September 28, 2012
Total assets:
Global Pipe, Tube & Conduit	$750	$799
Global Cable & Cable Management	400	434
Corporate and Other	98	96
	$1,248	$1,329
Selected information by geographic area is as follows ($ in millions):

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Net sales:
U.S.	$335	$354	$991	$1,017
Other Americas	47	48	134	137
Europe	10	11	29	34
Asia-Pacific	14	15	43	38
	$406	$428	$1,197	$1,226

	June 28, 2013	September 28, 2012
Long lived assets:
U.S.	$228	$249
Other Americas	1	29
Europe	7	8
Asia-Pacific	7	6
	$243	$292
As of June 28, 2013, the long-lived assets included $241 million of property, plant and equipment and net, $2 million of Supplemental Executive Retirement Plan (“SERP”) pension assets. As of September 28, 2012, the long-lived assets included $283 million of property, plant and equipment, net, $2 million SERP pension assets, and $7 million of other long-lived assets.

Selected information by product category is presented in the following tables ($ in millions):

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Net sales:
Global Pipe, Tube & Conduit
Pipe & Tube	$172	$169	$489	$479
Conduit	94	107	286	312
Total Global Pipe, Tube & Conduit	266	276	775	791
Global Cable & Cable Management
Cable	92	97	284	282
Cable Management Systems	59	66	169	181
Total Global Cable & Cable Management	151	163	453	463
Elimination of intersegment revenues	(11)	(11)	(31)	(28)
	$406	$428	$1,197	$1,226
13. Commitments and Contingencies
The Company has obligations related to commitments to purchase certain goods and services. As of June 28, 2013, such obligations were $145 million for fiscal year 2013, $2 million for fiscal year 2014, $0 million for fiscal year 2015, and $0 thereafter.
Legal Contingencies— The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $9 million as of June 28, 2013 and September 28, 2012. At June 28, 2013 and September 28, 2012, $3 million was included in accrued and other current liabilities in the consolidated balance sheets for these matters. At June 28, 2013 and September 28, 2012, $6 million was included in other long-term liabilities in the consolidated balance sheets for these matters. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $3 million to $12 million.
In February 2013, the Company became aware of a $10 million tax assessment by the State of Sao Paulo, Brazil related to Company purchases of raw material from a trading company located in Espiritu Santo in 2007 and 2008. The trading company paid taxes on the raw materials to the State of Espiritu Santo, but Sao Paulo tax authorities alleged that the materials were purchased for use at the Company's Sao Paulo manufacturing facility and were subject to its tax jurisdiction. Sao Paulo authorities contend that manufacturers in their State used trading agents in Espiritu Santo to take advantage of that State's favorable tax rates and to circumvent tax payments in Sao Paulo. In 2009, the governments of Sao Paulo and Espiritu Santo reached agreement regarding the appropriate tax jurisdiction for purchases made by Sao Paulo manufacturers from trading companies in Espiritu Santo. Under the terms of that agreement, taxes on materials purchased by the Company from an Espiritu Santo trading agent pursuant to a valid purchase order would be paid to the State of Espiritu Santo. However, the terms of the agreement do not apply to transactions that occurred prior to 2009. As a result, Sao Paulo continues to assert that it is entitled to tax payments on trading agent transactions involving Sao Paulo manufacturers prior to 2009. The Company strongly maintains it acted in compliance with all applicable laws and has commenced legal action to annul the tax assessment. The Company does not believe that the liability is probable or reasonably estimable and accordingly has not recorded a loss contingency related to this matter. In addition, as described in Note 8, under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions.
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
14. Guarantees
The Company has outstanding letters of credit for $6 million supporting workers’ compensation and general liability insurance policies, and $7 million supporting foreign lines of credit. The Company also has an outstanding letter of credit in the amount of $2 million as collateral for a milestone payment pursuant to the sale of its minority ownership share in Abahsain-Cope Saudi Arabia Ltd., a joint venture in the Middle East. Outstanding letters of credit reduce the availability under the Credit Facility by $15 million. The Company also has $7 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties for leased properties in the amount of $5 million on behalf of the Company and intends to obtain releases from these guarantees related to the Company. The Company has exercised the earlier termination option on a lease of a facility supported by $8 million of performance guarantees and the termination was completed in the third quarter of fiscal year 2013.
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
15. Financial Instruments
The Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable and debt. The fair value of cash and cash equivalents, accounts receivable and accounts payable approximated book value as of June 28, 2013. See Note 7 for the fair value of the Company’s debt.

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
The following tables present the operating results of the Company’s discontinued operations for the three and nine months ended June 28, 2013 and June 29, 2012 ($ in millions):

	Three months ended June 28, 2013	Three months ended June 29, 2012	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Net sales	$—	$2	$—	$24
Cost and expenses	$—	2	—	27
Loss before income tax	—	—	—	(3)
Income tax benefit	—	—	—	1
Loss from discontinued operations	$—	$—	$—	$(2)
Loss from disposal of discontinued business assets, net of tax	—	(3)	—	(4)
Loss from discontinued operations and disposal net of income tax expense of $0, $2, $0, $0, respectively	$—	$(3)	$—	$(6)
The Company has classified several buildings and an investment in an unconsolidated joint venture as held for sale on the accompanying consolidated balance sheet as of June 28, 2013 and September 28, 2012. The components of assets held for sale at June 28, 2013 and September 28, 2012 consisted of the following ($ in millions):

	June 28, 2013	September 28, 2012
Property, plant and equipment, net	$8	$8
Other assets	3	3
Assets held for sale	$11	$11
In January 2012, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of approximately $10 million, which was paid into an escrow account in May 2012. The escrow remains in the name of the buyer, and the Company retains the benefit of the investment until all deliverables are met. The carrying value of the equity method investment is $3 million and is classified as held for sale. The consideration is to be distributed incrementally from the escrow as certain milestones are reached. The Company will recognize the gain on the sale upon completion of all of the milestones. On April 30, 2013, the Company received the first tranche of payments of $2 million.
In addition, the Company has decided to sell several buildings. The Company has vacated the premises of the buildings and is actively searching for a buyer on the open market. During the three months ended June 28, 2013, the Company reclassified an additional building to assets held for sale with a book value of $7 million and recorded an impairment charge of $3 million based on the negotiated selling price. During the nine months ended June 28, 2013, the Company determined the fair value of three buildings based on the negotiated selling price and recorded impairment charges of $5 million. The Company determined the valuation of the buildings, which was classified within level 2 of the fair value hierarchy, utilizing the negotiated sales price. During the three months ended June 28, 2013, the Company sold a building previously classified as assets held for sale for $2 million. The carrying value of the buildings was $8 million at both June 28, 2013 and September 28, 2012.

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
The following tables present financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the three and nine months ended June 28, 2013 and June 29, 2012. The following financial information presents the results of operations, comprehensive income, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Condensed Consolidated Statement of Operations
For the Three months ended June 28, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$346	$71	$(11)	$406
Cost of sales	—	—	303	64	(11)	356
Asset impairment charges	—	—	3	21	—	24
Selling, general and administrative	—	3	34	6	—	43
Operating (loss) income	—	(3)	6	(20)	—	(17)
Interest expense, net	—	2	10	—	—	12
Loss before income taxes	—	(5)	(4)	(20)	—	(29)
Income tax (benefit) expense	—	(1)	(2)	4	—	1
Loss from continuing operations	—	(4)	(2)	(24)	—	(30)
Loss from discontinued operations and disposal, net of tax expense	—	—	—	—	—	—
(Loss) income from subsidiaries	(30)	(26)	—	—	56	—
Net (loss) income	$(30)	$(30)	$(2)	$(24)	$56	$(30)
Condensed Consolidated Statement of Operations
For the Three months ended June 29, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$366	$73	$(11)	$428
Cost of sales	—	—	311	$66	(11)	366
Asset impairment charges	—	—	9	$—	—	9
Selling, general and administrative	—	2	37	$7	—	46
Operating (loss) income	—	(2)	9	—	—	7
Interest expense, net	—	3	10	—	—	13
Loss before income taxes	—	(5)	(1)	—	—	(6)
Income tax benefit	—	(5)	(1)	—	—	(6)
Income from continuing operations	—	—	—	—	—	—
Loss from discontinued operations and disposal, net of tax expense	—	—	(3)	—	—	(3)
(Loss) income from subsidiaries	(3)	(3)	—	—	6	—
Net (loss) income	$(3)	$(3)	$(3)	$—	$6	$(3)

Condensed Consolidated Statement of Operations
For the Nine months ended June 28, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,022	$206	$(31)	$1,197
Cost of sales	—	—	885	183	(31)	1,037
Asset impairment charges	—	—	5	21	—	26
Selling, general and administrative	—	7	101	25	—	133
Operating (loss) income	—	(7)	31	(23)	—	1
Interest expense, net	—	7	29	—	—	36
(Loss) income before income taxes	—	(14)	2	(23)	—	(35)
Income tax (benefit) expense	—	(4)	1	4	—	1
Loss from continuing operations	—	(10)	1	(27)	—	(36)
Loss from discontinued operations and disposal, net of tax expense	—	—	—	—	—	—
(Loss) income from subsidiaries	(36)	(26)	—	—	62	—
Net (loss) income	$(36)	$(36)	$1	$(27)	$62	$(36)

Condensed Consolidated Statement of Operations
For the Nine months ended June 29, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,047	$207	$(28)	$1,226
Cost of sales	—	—	889	$185	(28)	1,046
Asset impairment charges	—	—	9	$—	—	9
Selling, general and administrative	—	6	113	$22	—	141
Operating (loss) income	—	(6)	36	—	—	30
Interest expense (income), net	—	8	30	(1)	—	37
(Loss) income before income taxes	—	(14)	6	1	—	(7)
Income tax (benefit) expense	—	(4)	(3)	1	—	(6)
(Loss) income from continuing operations	—	(10)	9	—	—	(1)
Loss from discontinued operations and disposal, net of tax expense	—	—	(6)	—	—	(6)
(Loss) income from subsidiaries	(7)	3	—	—	4	—
Net (loss) income	$(7)	$(7)	$3	$—	$4	$(7)

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the Three months ended June 28, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(30)	$(30)	$(2)	$(24)	$56	$(30)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(9)	(9)	—	(9)	18	(9)
Change in unrecognized loss related to pension benefit plans	—	—	—	—	—	—
Total other comprehensive (loss)income	(9)	(9)	—	(9)	18	(9)
Comprehensive (loss) income	$(39)	$(39)	$(2)	$(33)	$74	$(39)
Condensed Consolidated Statement of Comprehensive (Loss) Income
For the Three months ended June 29, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(3)	$(3)	$(3)	$—	$6	$(3)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(8)	(8)	—	(8)	16	(8)
Change in unrecognized loss related to pension benefit plans	—	—	—	—	—	—
Total other comprehensive (loss) income	(8)	(8)	—	(8)	16	(8)
Comprehensive (loss) income	$(11)	$(11)	$(3)	$(8)	$22	$(11)

Condensed Consolidated Statement of Comprehensive (Loss) Income

For the Nine months ended June 28, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(36)	$(36)	$1	$(27)	$62	$(36)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(10)	(10)	—	(10)	20	(10)
Change in unrecognized loss related to pension benefit plans	1	1	1	—	(2)	1
Total other comprehensive (loss) income	(9)	(9)	1	(10)	18	(9)
Comprehensive (loss) income	$(45)	$(45)	$2	$(37)	$80	$(45)
Condensed Consolidated Statement of Comprehensive (Loss) Income

For the Nine months ended June 29, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(7)	$(7)	$3	—	$4	$(7)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(5)	(5)	—	(5)	10	(5)
Change in unrecognized loss related to pension benefit plans	—	—	—	—	—	—
Total other comprehensive (loss) income	(5)	(5)	—	(5)	10	(5)
Comprehensive (loss) income	$(12)	$(12)	$3	$(5)	$14	$(12)

Condensed Consolidated Balance Sheet
As of June 28, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$31	$26	$—	$57
Accounts receivable, net	—	—	161	50	—	211
Receivables due from Tyco International Ltd. and its affiliates	—	—	3	—	—	3
Inventories, net	—	—	215	34	—	249
Assets held for sale	—	—	11	—	—	11
Prepaid expenses and other current assets	—	10	21	6	—	37
Deferred income taxes	—	—	20	—	—	20
Total current assets	—	10	462	116	—	588
Property, plant and equipment, net	—	—	227	14	—	241
Intangible assets, net	—	—	255	—	—	255
Goodwill	—	—	132	—	—	132
Deferred income taxes	—	—	—	—	—	—
Receivables due from Tyco International Ltd. and its affiliates	—	—	13	—	—	13
Investment in subsidiaries	509	595	—	—	(1,104)	—
Intercompany receivable	—	310	—	—	(310)	—
Other assets	—	17	2	—	—	19
Total Assets	$509	$932	$1,091	$130	$(1,414)	$1,248
Liabilities and Equity
Current Liabilities:
Short-term debt	$—	$—	$—	$4	$—	$4
Accounts payable	—	—	89	16	—	105
Income tax payable	—	—	2	1	—	3
Accrued and other current liabilities	—	21	47	8	—	76
Total current liabilities	—	21	138	29	—	188
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(14)	94	—	—	80
Intercompany payable	—	—	307	3	(310)	—
Income tax payable	—	—	13	—	—	13
Pension liabilities	—	—	37	—	—	37
Other long-term liabilities	—	6	10	(5)	—	11
Total Liabilities	—	423	599	27	(310)	739
Shareholder’s Equity:
Common shares and additional paid in capital	607	607	487	149	(1,243)	607
(Accumulated deficit) retained earnings	(61)	(61)	21	(23)	63	(61)
Accumulated other comprehensive (loss) income	(37)	(37)	(16)	(23)	76	(37)
Total Shareholder’s Equity	509	509	492	103	(1,104)	509
Total Liabilities and Shareholder’s Equity	$509	$932	$1,091	$130	$(1,414)	$1,248

Condensed Consolidated Balance Sheet
As of September 28, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$16	$36	$—	$52
Accounts receivable, net	—	—	184	51	—	235
Receivables due from Tyco International Ltd. and its affiliates	—	—	3	6	—	9
Inventories, net	—	—	196	41	—	237
Assets held for sale	—	—	11	—	—	11
Prepaid expenses and other current assets	—	8	20	7	—	35
Deferred income taxes	—	—	20	2	—	22
Total current assets	—	8	450	143	—	601
Property, plant and equipment, net	—	—	247	36	—	283
Intangible assets, net	—	—	266	—	—	266
Goodwill	—	—	132	—	—	132
Deferred income taxes	—	—	—	3	—	3
Receivables due from Tyco International Ltd. and its affiliates	—	—	13	—	—	13
Investment in subsidiaries	552	628	—	—	(1,180)	—
Intercompany receivable	—	305	—	—	(305)	—
Other assets	—	21	2	8	—	31
Total Assets	$552	$962	$1,110	$190	$(1,485)	$1,329
Liabilities and Equity
Current Liabilities:
Short-term debt	$—	$—	$—	$7	$—	$7
Accounts payable	—	—	108	$22	—	130
Income tax payable	—	—	3	$1	—	4
Accrued and other current liabilities	—	10	52	17	—	79
Total current liabilities	—	10	163	47	—	220
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(10)	93	—	—	83
Intercompany payable	—	—	302	3	(305)	—
Income tax payable	—	—	13	—	—	13
Pension liabilities	—	—	40	—	—	40
Other long-term liabilities	—	—	11	—	—	11
Total Liabilities	—	410	622	50	(305)	777
Shareholder’s Equity:
Common shares and additional paid in capital	605	605	485	149	(1,239)	605
(Accumulated deficit) retained earnings	(25)	(25)	20	4	1	(25)
Accumulated other comprehensive (loss) income	(28)	(28)	(17)	(13)	58	(28)
Total Shareholder’s Equity	552	552	488	140	(1,180)	552
Total Liabilities and Shareholder’s Equity	$552	$962	$1,110	$190	$(1,485)	$1,329

Condensed Consolidated Statement of Cash Flows
For the Nine months ended June 28, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows provided by (used for) operating activities	$—	$2	$17	$(6)	$—	$13
Cash flows from investing activities:
Capital expenditures	—	—	(8)	(1)	—	(9)
Proceeds from sale of properties and equipment	—	—	2	1	—	3
Change in due to (from) Atkore Int’l, Inc	—	—	2	(3)	1	—
Change in due to (from) subsidiaries	—	1	—	—	(1)	—
Other, net	—	—	2	1	—	3
Net cash (used for) provided by investing activities	—	1	(2)	(2)	—	(3)
Net cash provided by discontinued investing activities	—	—	—	—	—	—
Net cash (used for) provided by investing activities	—	1	(2)	(2)	—	(3)
Cash flows from financing activities:
Borrowings under Credit Facility	—	192	—	—	—	192
Repayments under Credit Facility	—	(192)	—	—	—	(192)
Proceeds of long-term debt from Atkore International, Inc.	—	—	—	—	—	—
Proceeds from short-term debt	—	—	—	7	—	7
Repayments of short-term debt	—	—	—	(10)	—	(10)
Change in parent company investment	—	(3)	—	3	—	—
Net cash (used for) provided by financing activities	—	(3)	—	—	—	(3)
Net cash provided by discontinued financing activities	—	—	—	—	—	—
Net cash (used for) provided by financing activities	—	(3)	—	—	—	(3)
Effect of currency translation on cash	—	—	—	(2)	—	(2)
Net increase (decrease) in cash and cash equivalents	—	—	15	(10)	—	5
Cash and cash equivalents at beginning of period	—	—	16	36	—	52
Cash and cash equivalents at end of period	$—	$—	$31	$26	$—	$57

Condensed Consolidated Statement of Cash Flows
For the Nine months ended June 29, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows provided by (used for) operating activities	$—	$2	$30	(11)	$—	$21
Cash flows from investing activities:
Capital expenditures	—	—	(12)	(5)	—	(17)
Change in due to (from) subsidiaries	—	55	—	—	(55)	—
Acquisitions of businesses, net of cash acquired	—	(38)	(2)	—	—	(40)
Other, net	—	—	—	—	—	—
Net cash provided by (used for) investing activities	—	17	(14)	(5)	(55)	(57)
Net cash provided by discontinued investing activities	—	—	40	—	—	40
Net cash provided by (used for) investing activities	—	17	26	(5)	(55)	(17)
Cash flows from financing activities:
Borrowings under Credit Facility	—	374	—	—	—	374
Repayments under Credit Facility	—	(393)	—	—	—	(393)
Proceeds of long-term debt from Atkore International, Inc.	—	—	(55)	—	55	—
Proceeds from short-term debt	—	—	—	4	—	4
Repayments of short-term debt	—	—	—	(1)	—	(1)
Repayments of long-term debt	—	—	(1)	—	—	(1)
Net cash (used for) provided by financing activities	—	(19)	(56)	3	55	(17)
Net cash provided by discontinued financing activities	—	—	—	—	—	—
Net cash (used for) provided by financing activities	—	(19)	(56)	3	55	(17)
Effect of currency translation on cash	—	—	—	(1)	—	(1)
Net decrease in cash and cash equivalents	—	—	—	(14)	—	(14)
Cash and cash equivalents at beginning of period	—	—	—	48	—	48
Cash and cash equivalents at end of period	$—	$—	$—	$34	$—	$34

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
We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and original equipment manufacturers ("OEMs"), as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In both the three months ended June 28, 2013 and June 29, 2012, 83% of our net sales were tied to customers located in the U.S. In both the nine months ended June 28, 2013 and June 29, 2012, 83% of our net sales were tied to customers located in the U.S. We also have a significant manufacturing and sales presence in Brazil and, to a lesser extent, in the United Kingdom, France, China, Australia and New Zealand.
Our business is largely dependent on the non-residential construction industry. Approximately 64% and 65% of our net sales in the three and nine months ended June 28, 2013, respectively, and 65% and 67% of our net sales in the three and nine months ended June 29, 2012, respectively, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, reached a historic low of 679 million square feet in calendar year 2010, and their projection for calendar year 2013 is 813 million square feet. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.
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

($ in millions)	Three months ended June 28, 2013	Three months ended June 29, 2012	Change	Nine months ended June 28, 2013	Nine months ended June 29, 2012	Change
Net sales	$406	$428	$(22)	$1,197	$1,226	$(29)
Cost of sales	356	366	(10)	1,037	1,046	(9)
Gross margin	50	62	(12)	160	180	(20)
Asset impairment charges	24	9	15	26	9	17
Selling, general and administrative expenses	43	46	(3)	133	141	(8)
Operating (loss) income	(17)	7	(24)	1	30	(29)
Interest expense, net	12	13	(1)	36	37	(1)
Loss before income taxes	(29)	(6)	(23)	(35)	(7)	(28)
Income tax expense (benefit)	1	(6)	7	1	(6)	7
Loss from continuing operations	(30)	—	(30)	(36)	(1)	(35)
Loss from discontinued operations and disposal, net of income tax expense	—	(3)	3	—	(6)	6
Net loss	$(30)	$(3)	$(27)	$(36)	$(7)	$(29)
Net Sales
Net sales decreased $22 million for the three months ended June 28, 2013 to $406 million, from $428 million for the three months ended June 29, 2012. The decrease was due primarily to the impact of lower average selling prices from our GPTC and GCCM products of $24 million and an unfavorable foreign currency exchange impact of $2 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real. This decrease was partially offset by $8 million from higher volume and $5 million of freight recovery classified as revenue in the current period. The absence of revenue of the Gem Fabrication manufacturing facility sold in fiscal year 2012 had an unfavorable impact of $5 million.
Net sales decreased $29 million for the nine months ended June 28, 2013 to $1,197 million, from $1,226 million for the nine months ended June 29, 2012. The decrease was due primarily to the impact of lower average selling prices from our GPTC and GCCM products of about $56 million and an unfavorable foreign currency exchange impact of $11 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real. This decrease was partially offset by a higher volume of GPTC and GCCM products of approximately $32 million and $15 million of freight recovery classified as revenue in the current period. The year to date revenue generated by a business acquired in fiscal year 2012, partially offset by the absence of revenue of the Gem Fabrication manufacturing facility sold in fiscal year 2012, had an unfavorable impact of $9 million.
Cost of Sales
Cost of sales decreased by $10 million to $356 million for the three months ended June 28, 2013, compared to $366 million for the three months ended June 29, 2012. The decrease in cost of sales was due primarily to the favorable impact of lower raw material costs for steel of $12 million and for copper of $3 million, offset by $5 million relating to the reclassification of freight recovery to cost of sales.

Cost of sales decreased by $9 million to $1,037 million for the nine months ended June 28, 2013, compared to $1,046 million for the nine months ended June 29, 2012. The decrease in cost of sales was due primarily to the favorable impact of lower raw material costs for steel of $36 million, partly offset by higher volume of GPTC and GCCM products worldwide, higher warehouse expense of $4 million as the result of a reclassification from selling expense to cost of goods sold and $15 million of reclassification of freight recovery to cost of sales.
Gross Margin
Gross margin decreased by $12 million to $50 million for the three months ended June 28, 2013, compared to $62 million for the three months ended June 29, 2012. The decrease in gross margin was due primarily to lower average selling prices, partly offset by lower average raw material costs for steel and copper.
Gross margin decreased by $20 million to $160 million for the nine months ended June 28, 2013, compared to $180 million for the nine months ended June 29, 2012. The decrease in gross margin was due primarily to lower average selling prices for GPTC and GCCM products of about $56 million, offset by lower raw material prices for steel of $36 million.
Selling, General & Administrative
Selling, general and administrative expenses decreased $3 million to $43 million for the three months ended June 28, 2013, compared to $46 million for the three months ended June 29, 2012. The decrease was due primarily to lower general and administrative expense and $1 million of lower selling expense as the result of a reclassification of warehouse expense from selling expense to cost of goods sold.
Selling, general and administrative expenses decreased $8 million to $133 million for the nine months ended June 28, 2013, compared to $141 million for the nine months ended June 29, 2012. The decrease was due primarily to lower general and administrative expense of $1 million and $7 million of lower selling expense due primarily to the reclassification of warehouse expense from selling expense to cost of goods sold and lower commissions.

Asset impairment charges
Asset impairment charges increased $15 million to $24 million compared to $9 million for the three months ended June 29, 2012. During the three months ended June 28, 2013, the Company impaired $21 million of long-lived assets in Brazil as a result of a reduction in the fair value of the Brazil asset group. In addition, the Company also recorded an asset impairment of $3 million related to a building classified as assets held for sale. During the three months ended June 29, 2012, the company recorded $9 million of asset impairment charges related to an Enterprise Resource Planning (“ERP”) system and intangible assets and goodwill associated with a manufacturing facility classified as held for sale.
Asset impairment charges increased $17 million to $26 million compared to $9 million for the nine months ended June 29, 2012. In addition to the attributes of increase in asset impairment charges described above, the Company record a $2 million impairment charge related to assets held for sale in the first half of fiscal year 2013.
Operating Income
Operating loss was $17 million for the three months ended June 28, 2013, which decreased $24 million from the operating income of $7 million for the three months ended June 29, 2012. The decrease was due primarily to lower gross margins of $12 million, mainly as a result of lower average selling prices for GPTC products and higher asset impairment charges of $15 million, offset by lower selling, general and administrative expense of $3 million.
Operating income decreased by $29 million to $1 million for the nine months ended June 28, 2013, compared to $30 million for the nine months ended June 29, 2012. The decrease was due primarily to lower gross margins of $20 million and high asset impairment charges of $17 million, partly offset by lower selling, general and administrative expense of $8 million.
Interest Expense, net
Interest expense, net, was $12 million and $13 million for the three months ended June 28, 2013 and June 29, 2012, respectively. The decrease in interest expense was due primarily to lower average borrowing under the Company's asset-based credit facility (the "Credit Facility"). Interest expense in both periods was attributable primarily to interest on the senior secured notes (the “Notes”), which bear interest at 9.875% per annum.
Interest expense, net, was $36 million and $37 million for the nine months ended June 28, 2013 and June 29, 2012, respectively. The decrease in interest expense was due primarily to lower average borrowing under the Credit

Facility. Interest expense in both periods was attributable primarily to interest on the Notes, which bear interest at 9.875% per annum.
Income Tax Expense
For the three months ended June 28, 2013 and June 29, 2012, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was (6)% and 97% respectively.
The effective tax rate for the three months ended June 28, 2013 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and a foreign jurisdiction in which the deferred tax assets are not expected to be realized.
The effective tax rate for the three months ended June 29, 2012 varied from the U.S. statutory tax rate as a result of deferred tax benefit recognized on additional federal net operating losses allocated to the Company due to exam settlement activity related to the period prior to the transactions described in Note 1 to the condensed financial statements (the "Transactions").
For the nine months ended June 28, 2013 and June 29, 2012, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was (5)% and 80%, respectively.
The effective rates for the nine months ended June 28, 2013 varied from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and foreign jurisdictions in which the deferred tax assets are not expected to be realized.

The effective rates for the nine months ended June 29, 2012 varied from the U.S. statutory tax rate primarily as a result of deferred tax benefit recognized on additional federal net operating losses allocated to the Company due to exam settlement activity related to the period prior to the Transactions.
Loss from Discontinued Operations and Disposal, net of Income Tax Expense
In February 2012, the Company determined that the Morrisville business was no longer strategic to the Company. The business was under Allied Tube & Conduit Corporation ("Allied Tube"), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements, and equipment of the Morrisville operations for approximately $40 million. Morrisville's operations and cash flows have been removed from continuing operations for all of the periods presented. The results of the Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The Company recorded a loss of $4 million, net of tax, from the sale of Morrisville in fiscal year 2012. For the three months ended June 29, 2012, the Morrisville business had a $3 million loss, net of tax, from operations. For the nine months ended June 29, 2012, the Morrisville business had a $6 million loss, net of tax, from operations.
Results of Operations by Segment
Segment information, as reorganized effective October 1, 2011, is consistent with how management manages the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by business segment is presented below ($ in millions):
Global Pipe, Tube & Conduit

	Three months ended June 28, 2013	Three months ended June 29, 2012	Change	Nine months ended June 28, 2013	Nine months ended June 29, 2012	Change
Net sales	$266	$276	$(10)	$775	$791	$(16)
Operating (loss) income	(17)	6	(23)	(4)	23	(27)
Net Sales
Net sales for the three months ended June 28, 2013 decreased $10 million to $266 million, from $276 million for the three months ended June 29, 2012. The decrease was attributable primarily to lower average selling prices partly offset by higher volume. The decrease was also partly offset by $5 million attributable to freight recovery, which was classified as revenue in the current period. Changes in foreign currency exchange rates had an unfavorable impact of $2 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.
Net sales for the nine months ended June 28, 2013 decreased $16 million to $775 million, from $791 million for the nine months ended June 29, 2012. The decrease was attributable primarily to lower average selling prices partly offset by higher volume. The gradually improving non-residential construction market in North America contributed to higher volumes, up 4% from the nine months ended June 29, 2012. The decrease was also partially offset by an increase of $15 million of freight recovery, which was classified as revenue in the current period. Changes in foreign currency exchange rates had an unfavorable impact of $11 million, primarily as a result of the appreciation of the U.S. Dollar versus the Brazilian Real.
Operating Income
Operating loss was $17 million for the three months ended June 28, 2013, which decreased $23 million from operating income of $6 million in the three months ended June 29, 2012. The decrease in operating income was due primarily to higher asset impairment charges of $21 million and lower average selling prices partly offset by lower average raw material steel costs for GPTC products. Average selling prices were 10% lower during three months ended June 28, 2013, compared to the three months ended June 29, 2012.
Operating loss was $4 million for the nine months ended June 28, 2013, which decreased $27 million from operating income of $23 million in the nine months ended June 29, 2012. The decrease in operating income was due primarily to higher asset impairment charge of $22 million and lower average selling prices, partly offset by higher volume and lower average raw material steel costs for GPTC products. Average selling prices were 9% lower during the nine months ended June 28, 2013, compared to the nine months ended June 29, 2012.
Global Cable & Cable Management

	Three months ended June 28, 2013	Three months ended June 29, 2012	Change	Nine months ended June 28, 2013	Nine months ended June 29, 2012	Change
Net sales	$151	$163	$(12)	$453	$463	$(10)
Operating income	9	17	(8)	30	47	(17)
Net Sales
Net sales decreased $12 million to $151 million for the three months ended June 28, 2013, compared to $163 million for the three months ended June 29, 2012. The decrease was due primarily to lower average selling prices and lower volume of cable products impacted by an employee strike at one of our plants which was settled in July 2013, partially offset by higher volume for cable management products.
Net sales decreased $10 million to $453 million for the nine months ended June 28, 2013, compared to $463 million for the nine months ended June 29, 2012. The decrease was due primarily to lower average selling prices and lower volume of cable products impacted by an employee strike at one of our plants which was settled in July 2013, partially offset by higher volume for cable management products.
Operating Income
Operating income for the three months ended June 28, 2013 decreased $8 million to $9 million, compared to $17 million in the three months ended June 29, 2012. The decrease was due primarily to lower average selling prices and lower volume of cable products and additional operating expense as a result of an employee strike at one of our plants which was settled in July 2013, partially offset by the favorable impact of higher volume for cable management products and lower average raw material copper costs.
Operating income for the nine months ended June 28, 2013 decreased $17 million to $30 million, compared to $47 million in the nine months ended June 29, 2012. The decrease was due primarily to lower average selling prices and lower volume of cable products and additional operating expense as a result of an employee strike at one of our plants which was settled in July 2013 and an asset impairment charge of $1 million, partially offset by the favorable impact of higher volume for cable management products.
Corporate and Other
Corporate and Other as included in the footnotes to our financial statements represents corporate administrative expenses.

Operating loss for Corporate and Other decreased $7 million to $9 million for the three months ended June 28, 2013, compared to $16 million the three months ended June 29, 2012. The decrease was primarily due to the absence of a $6 million impairment charge related to an ERP system, offset by a $2 million reduction in our restructuring reserve as result of an early buyout of a leased facility during three months ended June 29, 2012. In addition, the decrease was due to lower professional service fees of $1 million and a $2 million decrease in general and administrative cost as a result of the function realignment between corporate and business units compared to the three months ended June 29, 2012.
Operating loss for Corporate and Other decreased $15 million to $25 million for the nine months ended June 28, 2013, compared to $40 million the nine months ended June 29, 2012. The decrease was primarily due to the absence of a $6 million impairment charge related to an ERP system, offset by a $2 million reduction in our restructuring reserve as result of an early buyout of a leased facility as described above. In addition, the decrease was due to lower professional service fees of $4 million, lower severance of $1 million, and a $6 million decrease in general and administrative cost as a result of the function realignment between corporate and business units compared to the nine months ended June 29, 2012.
Seasonality of Company’s Business
Our business experiences some seasonality with historically increased demand in the second and third calendar quarters, as construction activity tends to pick up during these periods. However, this fluctuation can be offset by adverse economic conditions.
Financial Position, Liquidity and Capital Resources
General
Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions and commodity prices. We fund operating needs with cash from operations, cash on hand and available borrowing capacity under our Credit Facility.
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
The following table is a summary of our cash flows for each period shown ($ in millions):

	Nine months ended June 28, 2013	Nine months ended June 29, 2012
Net cash provided by operating activities	$13	$21
Capital expenditures	(9)	(17)
Acquisitions of businesses, net of cash acquired	—	(40)
Proceeds from sale of properties and equipment	3	—
Net cash provided by discontinued investing activities	—	40
Borrowings under Credit Facility	192	374
Repayments under Credit Facility	(192)	(393)
Proceeds from short-term debt	7	4
Repayments of short-term debt	(10)	(1)
Repayments of long-term debt	—	(1)
Other, net	1	(1)
Increase (decrease) in cash and cash equivalents	$5	$(14)
Operating activities
During the nine months ended June 28, 2013, operating activities provided $13 million, compared to $21 million during the nine months ended June 29, 2012. Cash provided by operating activities during the nine months ended June 28, 2013 decreased $8 million compared to the same period last year due primarily to higher net loss in the current year.
Investing activities
During the nine months ended June 28, 2013, we used $3 million for investing activities, compared to $17 million used by investing activities during the nine months ended June 29, 2012. Capital expenditures were $9 million for the nine months ended June 28, 2013, compared to $17 million during the nine months ended June 29, 2012. Capital expenditures are primarily for replacement of equipment, repairs, and enhancements to our manufacturing operations. During the nine months ended June 28, 2013, we received $3 million proceeds from sale of properties and equipment, of which $2 million was from sale of a building that was accounted for in assets held for sale. In addition, during the nine months ended June 28, 2013, we received the first milestone payment of $2 million related to the divestiture of our joint venture in Saudi Arabia and reduced restricted cash by $1 million. During the nine months ended June 29, 2012, we used $40 million for business acquisitions. In the third quarter of 2012, we received proceeds of $40 million from the sale of the Morrisville facility.
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
Financing Activities
The Company used $3 million for financing activities during the nine months ended June 28, 2013, compared to a use of $17 million during the nine months ended June 29, 2012. During the nine months ended June 28, 2013, the Company had $0 million net borrowings under the Credit Facility, compared to net borrowings under the Credit Facility of $19 million during the nine months ended June 29, 2012. In addition, during the nine months ended June 28, 2013, the Company reduced the net borrowings under the line of credit at a foreign location by $3 million compared to an increase in borrowings of $3 million under that line of credit in the same prior year period.

Atkore International, Inc. obtained the Credit Facility of up to $250 million, subject to borrowing base availability, on December 22, 2010 to fund working capital and for general corporate purposes. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The borrowing base was greater than the $250 million facility limit on June 28, 2013 and September 28, 2012. Availability under the Credit Facility was $235 million and $233 million as of June 28, 2013 and September 28, 2012, respectively.
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
The indenture governing our Notes and the agreement governing our Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. See Note 7 to the condensed financial statements for further information.

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
In connection with the Transactions, we entered into the Credit Facility, which bears interest at a floating rate, generally LIBOR plus 2.25% to 2.75%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which totaled $0 million at June 28, 2013. A 10% change in interest rates would not materially impact our interest expense based on the amounts outstanding at June 28, 2013.
Item 4. Controls and Procedures
As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 28, 2013. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2013. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the three months ended June 28, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 5. Other Information
Iran Notice
Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report. Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC). Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the French financial regulator (applying European Union law) and, since May 21, 2013, with the approval of the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”). Bank Melli is an Iranian bank designated under Executive Order No. 13382. We had no knowledge of or control over the activities of SPIE or its subsidiaries. CD&R has informed us that the SPIE subsidiary has not used the accounts during the period covered by this report, that SPIE and its subsidiaries obtained no revenue or profit from the maintenance of these accounts, that CD&R and SPIE have disclosed past transactions in the accounts to OFAC, that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the applicable French governmental authority and OFAC.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC.

By:	/s/ James A. Mallak
James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)
Date: August 9, 2013

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