Form 10-K
period 2013-09-27
Atkore International Holdings Inc.
filed 2013-12-11
CIK 1521722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 27, 2013
Commission File Number 333-174689
_______________________________
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
None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒ No  ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Annual Report on Form 10-K or any amendment to this Annual Report on Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes   ☐    No  ☒
As of December 1, 2013, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on December 1, 2013.

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
Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results to differ materially from the expectations of future results we express or imply in any forward-looking statements, and readers are cautioned not to place undue reliance on such statements. Factors that could cause actual events or results to differ materially from the events or results described in any forward-looking statements include, but are not limited to: the sustained or further downturn in the non-residential construction industry; fluctuations in the price of steel and other raw materials; new regulations related to “conflict minerals;” our reliance on the availability and cost of freight and energy; changes in governmental regulation, including the National Electrical Code or other legislation and regulation; risks relating to doing business internationally; claims for damages for defective products; our ability to generate or raise capital in the future; risk of material environmental, health and safety liabilities and obligations; changes in the source and intensity of competition in business; the level of similar product imports into North America; our reliance on a small number of customers; work stoppages, employee strikes and other production disputes; our significant financial obligations relating to pension plans; unplanned outages at our facilities and other unforeseen disruptions; our ability to protect and enforce our intellectual property rights; our ability to attract and retain qualified employees; the reliability of our information systems; cyber security risks and cyber incidents; risks inherent in acquisitions and the financing thereof; ability to identify, acquire, close or integrate acquisition targets successfully, our substantial indebtedness and our ability to incur further indebtedness; limitations on our business under the instruments governing our indebtedness; risks relating to us operating as a stand-alone company; and the risk that the benefits from the Transactions (as defined herein) may not be fully realized or may take longer to realize than expected.
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
Global Pipe, Tube & Conduit

•
Pipe & Tube - consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many original equipment manufacturers ("OEMs") and structural applications), high-strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, barbed tape products for high security perimeter fences, and polyvinyl chloride ("PVC") irrigation piping.

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

Financial information (net sales, operating income (loss), depreciation and amortization, and capital expenditures) concerning the Company’s two reportable segments for the fiscal year ended September 27, 2013, the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, and the period from September 25, 2010 to December 22, 2010, is included in Note 13 to the consolidated financial statements included under Item 8 of Part II of this Form 10-K. Information regarding the Company’s discontinued operations is included in Note 16 to the financial statements included under Item 8 of Part II of this Form 10-K.

The Company’s products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 24 manufacturing facilities and 15 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. In fiscal year 2013, 91% of our net sales were to customers located in the United States (the “U.S.”). Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks. The Company’s products are marketed under recognized names, including, but not limited to, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec™, Acroba®, Razor Ribbon®, FlexHead®, and SprinkFLEX®, all of which are registered in the U.S., except Acroba®, which is registered in France, and ColorSpec™ .
The following table sets forth those product categories ($ in millions):

	Consolidated Successor Company			Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales:
Global Pipe, Tube & Conduit
Pipe & Tube	$521	$533	$389	$95
Conduit	389	421	331	95
Total Global Pipe, Tube & Conduit	910	954	720	190
Global Cable & Cable Management
Cable	383	389	266	69
Cable Management	223	245	168	50
Total Global Cable & Cable Management	606	634	434	119
Elimination of intercompany revenue	(40)	(39)	(19)	(6)
	$1,476	$1,549	$1,135	$303
For more information regarding our segments, see Note 13 to the financial statements included under Item 8 of Part II of this Form 10-K.
Marketing and Distribution
We sell, market and distribute our products through the following channels: electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and OEMs, as well as directly to a small number of general contractors. Additionally, we sell through a number of buying groups which represent a consortium of independent electrical distributors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. End-users, typically contractors, install many of our products into non-residential and multi-family residential buildings during new facility construction and facility renovation.
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
Distribution-based sales accounted for approximately 81% of our net sales for fiscal year 2013. The other major customer segment, representing approximately 19% of our net sales for fiscal year 2013, is the OEM market. The steel tubes supplied by us are ultimately used as a component for OEM products in commercial or industrial end markets. Steel tubular products are sold directly to OEMs or through steel service centers.

We distribute our products directly from our manufacturing facilities as well as from 15 dedicated distribution facilities with a total of approximately 3.0 million square feet of distribution space. Our distribution footprint is currently concentrated in North America (the U.S. and Canada), with additional facilities in Australia and New Zealand.
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
The majority of our sales and operations are in North America. For each of the fiscal years ended September 27, 2013 and September 28, 2012, 91% of our net sales were tied to customers located in the U.S. For the period from December 23, 2010 to September 30, 2011 and the period from September 25, 2010 to December 22, 2010, 90% and 89%, respectively, of our net sales were tied to customers located in the U.S. Our net sales by geographic area were as follows ($ in millions):

	Successor Company			Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the period from December 23, 2010 to September 30, 2011	For the period from September 25, 2010 to December 22, 2010
Net Sales:
United States	$1,338	$1,406	$1,024	$270
Other Americas	43	46	40	12
Europe	39	44	40	12
Asia-Pacific	56	53	31	9
Total	$1,476	$1,549	$1,135	$303
In fiscal year 2013, our top ten customers, which included Sonepar USA, Tubular Product, Home Depot, CED and Graybar, accounted for approximately 29% of net sales. No single customer accounted for more than 4% of our net sales in fiscal years 2013, 2012, or 2011.
Suppliers and Raw Materials
We use a variety of raw materials in the manufacture of our products. Our primary raw materials are steel, copper and PVC resin. We believe that sources for these raw materials are well-established, generally available on world markets and are in sufficient quantity that we may avoid disruption to our business if we encountered an interruption from one of our existing suppliers. Our primary suppliers of steel are ArcelorMittal, AK Steel and Nucor, our primary current supplier of copper is AmRod, and our primary suppliers of PVC resin are Axiall, Shintech, and Occidental Chemical. We strive to maintain strong relationships with our suppliers. Continued uncertain economic conditions and periodic market fluctuations in commodities have brought about price volatility for these raw materials.
Manufacturing
We currently manufacture products in 24 facilities with a total of approximately 1.7 million square feet of manufacturing space in 7 countries. Our headquarters is located in Harvey, Illinois, also the location of our largest manufacturing facility. Similar to our distribution footprint, our manufacturing footprint is currently concentrated in North America (the U.S. and Canada), with additional facilities in the United Kingdom, France, China, Australia and New Zealand. We intend to continue to look for efficiencies to reduce our manufacturing costs and believe that we can achieve cost reductions through improved manufacturing efficiencies and, from time to time, the consolidation or migration of manufacturing facilities.

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
We have several competitors in each of our major product categories; our main competitors in each of these categories are listed below.
Global Pipe, Tube & Conduit
Pipe & Tube

•	Fire sprinkler pipe—Bull Moose Tube, Wheatland Tube and Welded Tube of Canada

•	Mechanical tube—AK Tube, Bull Moose Tube, Western Tube & Conduit and Lock-Joint Tube

•	Fence framework—Wheatland Tube, Western Tube & Conduit and Mid-West Tube
Conduit

•	Electrical conduits—Republic Conduit, Western Tube & Conduit and Wheatland Tube

•	Electrical PVC conduits—Cantex, Prime, JM Eagle
Global Cable & Cable Management
Cable

•	Armored and metal-clad cable—Encore Wire and Southwire
Cable Management

•	Cable management and metal framing systems—Cooper B-Line, Legrand and Thomas & Betts
Reliance on Construction Industry
Our business is largely dependent on the non-residential construction industry. Approximately 72% of our net sales in fiscal year 2013 were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, reached a historic low of 680 million square feet in calendar year 2010, and the projection for calendar year 2013 is 808 million square feet. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.
Seasonality
Our business experiences some seasonality, with historically increased demand in the second and third calendar quarters, as construction activity tends to pick up during these periods. However, this fluctuation can be offset by adverse economic conditions.
Working Capital
Our working capital needs are substantial and fluctuate based on economic activity and the market prices for our main raw materials, which predominantly are steel, copper, and PVC resin. We are typically obligated to pay for our raw material purchases within 30 days of receipt, while we generally collect cash from the sale of manufactured products several months after receipt of raw materials. Our cash requirements for inventory typically rise during periods of increased economic activity as we generally maintain higher quantities of inventory to satisfy customer demand or if we expect the price of our raw materials to increase. Also, as raw materials prices rise, our average selling prices also tend to rise, resulting in an increase in total accounts receivable. During slower economic periods, we may experience decreasing raw material costs and may maintain lower quantities of raw materials. As our payment cycle tends to be significantly shorter than our collection cycle, we manage our processes to maintain efficient inventory levels and keep days of sales outstanding in line with our terms. We believe our working capital needs and working capital management policies are not unlike those of our competitors. Our working capital needs are also shaped by lead times for our main raw materials, which are predominantly steel, copper, and PVC resin, as we generally increase raw material inventories if we expect lead times to increase. Steel lead times, for example, are influenced by annual cycles of demand and overall economic activity.
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
Employees
As of September 27, 2013, we employed approximately 3,300 people, based in seven countries: the U.S., United Kingdom, Canada, France, China, Australia and New Zealand. Approximately 2,900 of those employees are based in the U.S. Approximately 38% of our workforce is unionized (including representation through works councils or similar bodies). No labor contracts will expire within the next twelve months; however, negotiations continue on two contracts for the Harvey, Illinois and South Holland, Illinois facilities that expired in 2013 affecting approximately 480 employees.  The Harvey, Illinois location is currently working under a contract extension that requires either party to give ten days notice before terminating the contract, and the South Holland, Illinois location is operating without any formal notice requirement before terminating. Nine of our facilities have union representation. Generally, the Company believes relations with its employees to be good.
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
In April 2010, we entered into a consent decree with the City of Philadelphia Water Department in order to resolve issues related to zinc in wastewater discharges at our Philadelphia, Pennsylvania facility. The consent decree required that we make certain modifications to our Philadelphia facility’s wastewater treatment and ventilation systems. To comply with our obligations under the consent decree, we completed the modifications in September 2012 for a total cost of approximately $6 million. The consent decree was terminated in May 2013.
We are continually investigating, remediating or addressing contamination at some of our current and former facilities, including our facilities in Harvey, Illinois; Wayne, Michigan; and Phoenix, Arizona. Many of our current and former facilities have a history of industrial usage for which additional investigation and remediation obligations could arise in the future and which could materially adversely affect our business, financial condition, results of operations or cash flows. The Company has established reserves for these facilities totaling less than $1 million.

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
Our business is largely dependent on the non-residential construction industry. The U.S. economic slowdown particularly has had an adverse effect on our end markets. Approximately 72% of our net sales in fiscal year 2013 were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. Conduit, armored cable, strut channel, cable tray, sprinkler pipe and metal framing are building materials that are directly impacted by U.S. non-residential construction starts.
The U.S. non-residential construction industry is cyclical, with product demand based on numerous factors such as availability of credit, interest rates, general economic conditions, consumer confidence and other factors that are beyond our control. The U.S. non-residential construction industry experienced declines in construction starts from 2008 to 2010 after reaching its most recent peak (measured by square footage) in calendar 2007. U.S. non-residential construction starts (measured by square footage) declined 59% in fiscal year 2010 compared to fiscal year 2007; and remained fairly stagnant during fiscal years 2011 and 2012, respectively. U.S. non-residential construction starts increased 13% in fiscal year 2013 compared to the historic low of 680 million square feet in calendar year 2010, according to McGraw-Hill Construction-Dodge, Research & Analytics.
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
Our results from operations are impacted by changes in commodity prices, primarily steel, copper, and PVC resin. Historically, we have not engaged in hedging strategies for raw material purchases. Substantially all of the products we sell are subject to wide and frequent price fluctuations because they are composed primarily of steel, copper or PVC resin, three industrial commodities that have been subject to extreme price volatility during the past several years. This volatility can significantly affect our gross profit. Although we seek to recover increases in raw material prices through price increases in our products, we have not always been completely successful. Any increase in raw material prices that is not offset by an increase in our prices could have an adverse effect on our business, financial position, results of operations or cash flow. Examples of such products include steel conduit, tubing and framing, copper wiring in our cables, and PVC conduit.
We generally sell our products on a spot basis (and not under long-term contracts). As a result, as the cost to us for the raw materials that compose these products declines, our customers generally seek price concessions. In addition, we account for consumption of inventory in our cost of sales using the first-in, first-out method. This means that in the short term, in a declining price environment our net sales will decline and our gross margins will contract or even turn negative, assuming the quantities of the affected products sold remain constant, as we consume inventories valued at higher prices based on the first-in, first-out method. Such declines may be material. Rising steel, copper, and PVC resin prices have the opposite effect in the short term, increasing both net sales and gross margin, assuming the quantities of the affected products sold remain constant.

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
We face risks relating to doing business internationally that could adversely affect our business.
Our business operates and serves customers worldwide. There are certain risks inherent in doing business internationally, including:

•	economic volatility and the current global economic recession;

•	currency exchange rate fluctuations and currency exchange controls;

•	import or export restrictions and changes in trade regulations;

•	difficulties in developing, staffing, and simultaneously managing a number of foreign operations as a result of distance as well as language and cultural differences;

•	issues related to occupational safety and adherence to local labor laws and regulations;

•	potentially adverse tax developments;

•	longer payment cycles;

•	political or social unrest;

•	risks related to government regulation and uncertain protection and enforcement of our intellectual property rights;

•	the presence of corruption in certain countries; and

•	higher than anticipated costs of entry.
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
We warrant our products to be free of certain defects. We have had claims alleging defects in our products and are occasionally subject to litigation relating to such claims. We cannot assure you that we will not experience material product liability losses or that we will not incur significant costs to defend such claims. We have been named as a defendant in lawsuits claiming that our ABF II anti-microbial coated sprinkler pipe allegedly caused environmental stress cracking in chlorinated polyvinyl chloride pipe. We have established a reserve of $8 million as of September 27, 2013, which estimates our exposure to liabilities arising from current claims. The majority of the claims are joint claims with Tyco, which are covered by the indemnification agreement between us and Tyco with limited exposure to us of $13 million. We cannot assure you that our product liability insurance coverage will cover all defective product claims or will be adequate for liability that may exist today or be incurred in the future. Any claims relating to defective products that result in liability exceeding our insurance coverage could have an adverse effect on our business, financial condition, and results of operations or cash flows.
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
We could be subject to third-party claims for property damage, personal injury, and nuisance or otherwise as a result of violations of, or liabilities under, environmental, health or safety laws or in connection with releases of hazardous or other materials at any current or former facility. We could also be subject to environmental indemnification claims in connection with assets and businesses that we have divested.
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
Certain of our customers, in particular buying groups representing consortia of independent electrical distributors, are material to our business and results of operations because they account for a significant portion of our net sales. In fiscal year 2013 and fiscal year 2012, our ten largest customers (including buyers and distributors in buying groups) accounted for approximately 29% and 24%, respectively, of our net sales. Our percentage of sales to our major customers, and ultimately end-users, may increase if we are successful in pursuing our strategy of broadening the range of products we sell to existing customers. In such an event, or in the event of any consolidation in certain segments we serve, including retailers selling building products, our sales may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with respect to, one or more of our top customers. Our top customers may also be able to exert pricing and other influences on us.
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
As of September 27, 2013, approximately 43% of our U.S. employees were represented for collective bargaining purposes by labor unions. A work stoppage or other interruption of production could occur at our facilities as a result of disputes under existing collective bargaining agreements with labor unions or in connection with negotiations of new collective bargaining agreements, as a result of supplier financial distress, or for other reasons. In addition, we may encounter supplier constraints, be unable to maintain favorable supplier arrangements and relations or be affected by disruptions in the supply chain. A work stoppage or interruption of production at our facilities, due to labor disputes, shortages of supplies or any other reason could substantially adversely affect our financial condition and results of operations.
We have significant financial obligations relating to pension plans that we maintain in the U.S. and abroad.
We provide pension benefits through a number of noncontributory and contributory defined benefit retirement plans covering eligible U.S. employees and non-U.S. employees. As of September 27, 2013, we estimated that our pension plans were underfunded by approximately $16 million. In the event the stock market deteriorates, the funds in which we have invested do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to the pension plan and recognize increased expense within our financial statements. Our pension obligation is calculated annually and is based on several assumptions, including then-prevailing conditions, which may change from year to year. If in any year our assumptions are inaccurate, we could be required to expend greater amounts than anticipated.
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
Our use of contractual provisions, confidentiality procedures and agreements, and patent, trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property and other proprietary rights may not be adequate. We have registered intellectual property (mainly trademarks and patents) in more than 80 countries. Because of the differences in foreign trademark, patent and other intellectual property or proprietary rights laws, we may not receive the same protection in foreign countries as we would in the United States.
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

We may be unable to identify, acquire, close or integrate acquisition targets successfully.
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

Risk Factors Relating to Our Capital Structure
Our substantial indebtedness could adversely affect our financial condition
We have a significant amount of indebtedness. As of September 27, 2013, our total long-term debt was $410 million, representing senior-secured notes (the “Notes”). In addition, as of September 27, 2013, we had approximately $3 million of short-term debt at a foreign facility and approximately $14 million of undrawn outstanding letters of credit. On December 22, 2010, Atkore International obtained an asset-based credit facility of up to $250 million (the “Credit Facility”), subject to borrowing base availability, which is secured by certain of our and our affiliates’ assets on a first-priority basis if borrowed. As of September 27, 2013 and September 28, 2012, $59 million and $0 million were drawn, respectively.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative measures may not allow us to meet our scheduled debt service obligations. The Credit Facility and the Indenture will restrict our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations when due.
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
Risk Factors Relating to Our Limited History as a Stand-alone Company
We have a limited history as a stand-alone company, may be unable to continue to make the changes necessary to operate effectively, and rely upon Tyco for the accuracy of certain historical information.
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
In addition, we face unique challenges as a stand-alone company with a limited history. These challenges include:

•	preserving our customer, distribution, supplier and other important relationships;

•	retaining our key officers and personnel; and

•	building our corporate infrastructure as a stand-alone company, including systems, insurance, accounting, legal, finance, tax and human resources.
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

Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following table sets forth certain information concerning our principal properties and the segment supported by each such property:

Description/Location	Primary Use	Approximate Square Footage	Leased or Owned
Shared Space
(used by both Global Pipe, Tube & Conduit and Global Cable & Cable Management)
Harvey, Illinois	Manufacturing	1,009,341	Owned
Philadelphia, Pennsylvania	Manufacturing	510,000	Owned
Phoenix, Arizona	Manufacturing	287,064	Owned
Thomasville, Georgia	Manufacturing	191,250	Owned
Houston, Texas	Manufacturing	93,000	Owned
Harvey, Illinois	Distribution/Light Assembly	24,130	Owned
Tukwila, Washington	Distribution/Light Assembly	41,225	Leased
Global Pipe, Tube, and Conduit
Kokomo, Indiana	Manufacturing	227,000	Owned
DePere, Wisconsin	Manufacturing	128,000	Owned
Hebron, Ohio	Manufacturing	90,000	Leased
South Holland, Illinois	Manufacturing	125,096	Leased
Carrollton, Ohio	Manufacturing	92,000	Leased
Tampa, Florida	Manufacturing	75,000	Leased
Weatherford, Texas	Manufacturing	210,000	Leased
Milford, Utah	Manufacturing	52,000	Leased
Louisville, Kentucky	Manufacturing	87,097	Leased
Mississauga, Ontario	Distribution/Light Assembly	53,419	Leased
Holliston, Massachusetts	Distribution/Light Assembly	44,580	Leased
Global Cable & Cable Management
New Bedford, Massachusetts	Manufacturing	194,197	Owned
New Bedford, Massachusetts	Manufacturing	202,000	Owned
Wayne, Michigan	Manufacturing	220,000	Owned
Reux, France	Manufacturing	186,413	Owned
West Bromwich, England	Manufacturing	132,856	Leased
Largo, Florida	Manufacturing	94,000	Leased
Byesville, Ohio	Manufacturing	55,400	Owned
Smeaton Grange, Australia	Manufacturing	39,654	Leased
Hamilton, New Zealand	Manufacturing	20,250	Leased
Changshu, China	Manufacturing	193,750	Leased
Ajax, Ontario	Distribution/Light Assembly	30,000	Owned
Fullerton, CA	Distribution/Light Assembly	127,447	Leased
Union City, CA	Distribution/Light Assembly	6,281	Leased
Guildford, Australia	Distribution/Light Assembly	2,486	Leased
Crestmead, Australia	Distribution/Light Assembly	16,363	Leased
Wingfield, Australia	Distribution/Light Assembly	6,458	Leased
Sunshine, Australia	Distribution/Light Assembly	14,079	Leased
Kewdale, Australia	Distribution/Light Assembly	9,473	Leased
Malaga, Australia	Distribution/Light Assembly	16,326	Leased
Christchurch, New Zealand	Distribution/Light Assembly	9,352	Leased
Lower Hutt, New Zealand	Distribution/Light Assembly	5,014	Leased

In addition to the properties above, we own and lease 22 additional facilities for use as smaller-scale distribution centers, sales offices and other operations in 14 U.S. states (Arkansas, Illinois, Indiana, Pennsylvania, California, Colorado, Florida, Georgia, Kansas, Massachusetts, Minnesota, New Jersey, Texas and Wisconsin).
In total, the Company devoted approximately 1.7 million square feet to manufacturing and approximately 3.4 million square feet to distribution service, warehousing and office space as of September 27, 2013. Of the total square footage, approximately 45% is devoted to the Global Pipe, Tube & Conduit segment and 55% to the Global Cable and Cable Management segment. Approximately 67% of the total square footage is owned by the Company with the remaining 33% being leased.
We believe that our facilities are well maintained and are sufficient to meet our current and projected needs. We also have an ongoing process to continually review and update our real estate portfolio to meet changing business needs.

Item 3. Legal Proceedings.
The information concerning the Company’s legal proceedings included in Note 14 and Note 16 of the consolidated financial statements contained under Item 8 of Part II of this Form 10-K is incorporated herein by reference.
Item 4. Mine Safety Disclosure.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
There is no established public trading market for the Company’s common stock. Atkore Group is the sole shareholder of the Company as of December 1, 2013.
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
The following table presents the selected financial information of the Company for the fiscal years ended September 27, 2013 and September 28, 2012, the period from December 23, 2010 to September 30, 2011, the period from September 25, 2010 to December 22, 2010, and the fiscal years ended September 24, 2010 and September 25, 2009.

($ in millions)	Successor Company			Predecessor Company
	September 27, 2013	September 28, 2012	For the Period from December 23, 2010 through September 30, 2011	Period from September 25, 2010 through December 22, 2010	September 24, 2010	September 25, 2009(a)
Statement of Operations Data:
Net sales	$1,476	$1,549	$1,135	$303	$1,229	$1,297
Operating income (loss)	22	39	23	12	57	(963)
(Loss) income before income taxes	(26)	(11)	(15)	1	8	(1,005)
Loss from continuing operations	(21)	(2)	(17)	—	(8)	(968)
Net (loss) income	(64)	(8)	(17)	(3)	1	(969)
Operating margin(b)	1.5%	2.5%	2.0%	4.0%	4.6%	(74.2)%
Balance Sheet Data:
Total assets	$1,324	$1,329	$1,399	N/A	$1,224	$1,241
Total debt, including current portion and including due to Tyco Intl Ltd. and its affiliates	$472	$417	$458	N/A	$684	$713
Other:
Net cash provided by (used for) operating activities	$35	$58	$68	$(67)	$30	$213
Net cash (used for) provided by investing activities	(87)	(13)	(50)	345	54	262
Net cash provided by (used for) financing activities	56	(41)	19	(297)	(82)	(452)
Capital expenditures	15	19	34	11	33	43
Depreciation and amortization	48	49	34	6	33	32

(a)	The operating loss, loss before income taxes and net loss for fiscal year 2009 included a goodwill impairment charge of $940 million.

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

Executive Summary
Atkore International Holdings Inc. (“the Company,” “we,” “our,” “us,” or “Atkore”) is a global manufacturer of fabricated steel tubes and pipes, pre-wired armored cables, cable management systems and metal framing systems. Our products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 24 manufacturing facilities and 15 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks.
We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and original equipment manufacturers ("OEMs"), as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In each of fiscal year 2013 and fiscal year 2012, 91% of our net sales were tied to customers located in the U.S. During the period from December 23, 2010 to September 30, 2011, and the period from September 25, 2010 to December 22, 2010, 90% and 89% of our net sales were tied to customers located in the U.S., respectively. We also have manufacturing and sales presence in the United Kingdom, France, China, Australia and New Zealand.
Our business is largely dependent on the non-residential construction industry. Approximately 72%, 74%, and 72% of our net sales in the fiscal years ended 2013, 2012, and 2011, respectively, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction—Dodge, Research & Analytics, reached a historic low of 680 million square feet in calendar year 2010, and the projection for calendar year 2013 is 808 million square feet. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.
We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business, including, but not limited to, Allied Tube & Conduit®, Unistrut®, Power Strut®, Telespar®, Cope®, AFC Cable Systems®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec™, Acroba®, Razor Ribbon® , Columbia MBF®, FlexHead ® and SprinkFlex®, all of which are registered in the U.S., except Acroba®, which is registered in France, and ColorSpec™.
We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 16 and the reorganization of our reportable segments, as described below:
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
Global Pipe, Tube & Conduit

•
Pipe & Tube - consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEMs and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, barbed tape products for high security perimeter fences, and polyvinyl chloride ("PVC") irrigation piping.

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

Business Factors Influencing our Results of Operations
Our customers include OEMs, retail distributors, wholesale distributors and general contractors, serving a variety of end markets. In fiscal year 2013, $1,338 million, or 91% of our net sales, were attributable to customers located in the U.S. As a result, our operating results have been, and will continue to be, impacted by macroeconomic trends in the U.S. In particular, our sales activity in the U.S. is heavily dependent on non-residential construction activity. Electrical conduits, armored cable, strut channel, cable tray, fire sprinkler pipe, fence framework and metal framing are building materials that are directly impacted by U.S. non-residential construction activity.
We believe that our business is influenced by two main economic indicators: gross domestic product, or “GDP”, of the U.S. and non-residential construction starts measured in terms of square footage. The table below lists these metrics and their year-over-year trends from fiscal year 2009 through fiscal year 2013:

	Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011	September 24, 2010	September 25, 2009
U.S. Real GDP (% growth (decline) period-over-period)	1.8%	3.2%	1.5%	3.1%	(3.2)%
U.S. non-residential starts, mil sq ft (a) (% growth (decline) period-over-period)	3.8%	8.3%	0.4%	(22.1)%	(40.2)%
 _________________

(a)	Source: McGraw-Hill Construction-Dodge, Research & Analytics
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
In the U.S., non-residential construction had been strong through 2007, but has slowed significantly since 2008. Beginning in fiscal year 2008 and throughout 2009, prolonged financial market and economic turmoil impacting the U.S. and the rest of the world has caused a significant downturn in almost all of the end markets we serve, as the U.S. non-residential construction market suffered severe declines. As a result, demand for our products suffered an unprecedented and sharp decline in fiscal year 2009. Since 2010, a modest recovery in U.S. non-residential construction markets has had a favorable impact on our pipe, tube and conduit and cable shipments, which experienced growth in consecutive years. U.S. non-residential construction starts increased 13% in fiscal year 2013 compared to the historic low in calendar year 2010.
The cost of sales for our products is predominantly impacted by the cost of steel and, to a lesser extent, copper and PVC resin. We commit to purchase raw material inputs 60-90 days before we produce final products and we price our products based on a spread over the price of our commodity inputs. Our products are subject to intense price competition, with selling prices for finished products based on prevailing market prices for the primary commodity input in the product. As we account for inventory consumption using the first-in, first-out method in accordance with industry practice, and because we are required to maintain sufficient inventories to accommodate the needs of our customers, including, in many cases, short lead times and just-in-time delivery requirements, our gross margin is subject to changes in the market price of steel, copper and PVC resin, which at times can be rapid and dramatic.

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

	Fiscal Quarter Ended
	September 27, 2013	June 28, 2013	March 29, 2013	December 28, 2012	September 28, 2012	June 29, 2012	March 30, 2012	December 30, 2011	September 30, 2011	June 24, 2011	March 25, 2011	December 24, 2010
Hot-rolled steel (a) (period average, $/ton)	$643	$592	$617	$620	$626	$660	$721	$658	$688	$813	$796	$557
Cold-rolled steel (a) (period average, $/ton)	752	702	725	729	736	767	824	768	801	916	904	665
Copper prices (b) (period average, $/pound)	3.21	3.24	3.60	3.59	3.50	3.57	3.77	3.40	4.08	4.15	4.38	3.92

	Fiscal Year Ended
	September 27, 2013	September 28, 2012	September 30, 2011
Hot-rolled steel (a) (period average, $/ton)	$618	$666	$713
Cold-rolled steel (a) (period average, $/ton)	727	774	821
Copper prices (b) (period average, $/pound)	3.41	3.56	4.13
 _________________

(a)	Source: CRU (U.S. domestic, FOB Midwest spot price)

(b)	Source: London Metal Exchange (LME)
As illustrated by the table above, commodity raw material prices for steel and copper have fluctuated significantly over the past three years, and have been especially volatile on a quarterly basis. During fiscal year 2013, steel commodity prices decreased approximately $48 per ton, while average copper prices fell by $0.15 per pound, resulting in an unfavorable impact on gross margin of lower selling prices that was only partly offset by the favorable impact of lower raw material prices. During fiscal year 2012, steel commodity prices decreased approximately $47 per ton, while average copper prices fell by $0.57 per pound, resulting in an unfavorable impact on gross margin of lower selling prices that was only partly offset by the favorable impact of lower raw material prices. In fiscal year 2011, steel commodity prices increased approximately $117 per ton, while copper prices averaged just under $1 more per pound, resulting in a favorable impact on gross margin of higher selling prices that was primarily offset by the unfavorable impact of higher raw material prices.
We also watch the market trends of certain other commodities, such as zinc (used in the galvanization process for a number of our products), electricity, natural gas and diesel fuel, as such commodities can be important to us as they can impact our cost of sales, both directly through our plant operations and indirectly through transportation and freight expense.

Our working capital needs are substantial and fluctuate based on economic activity and the market prices for our main raw materials, which are predominantly steel,copper, and PVC resin. We are typically obligated to pay for our raw material purchases within 30 days of receipt, while we generally collect cash from the sale of manufactured products several months after receipt of raw materials. Our cash requirements for inventory typically rise during periods of increased economic activity as we generally maintain higher quantities of inventory to satisfy customer demand or if we expect the price of our raw materials to increase. Also, as raw material prices rise, our average selling prices tend also to rise, which results in an increase in total accounts receivable. During slower economic periods, we may experience decreasing raw material costs and may maintain lower quantities of raw materials. As our payment cycle tends to be significantly shorter than our collection cycle, we manage our processes to maintain efficient inventory levels and keep days of sales outstanding in line with our terms. We believe our working capital needs and working capital management policies are not unlike those of our competitors. Our working capital needs are also shaped by lead times for our main raw materials, which are predominantly steel and copper, as we generally increase raw material inventories if we expect lead times to increase. Steel lead times, for example, are influenced by annual cycles of demand and overall economic activity.
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
Additionally, the Predecessor Company’s combined financial statements may not be indicative of our future performance and do not necessarily reflect what our consolidated results of operations, financial position and cash flows would have been had we operated as an independent, stand-alone company during the periods presented. To the extent that an asset, liability, revenue or expense is directly associated with our Company, it is reflected in our financial statements. Certain general corporate overhead and other expenses have been allocated by Tyco to us (see Note 3 to our audited financial statements). We believe such allocations are reasonable. However, the allocations may not be indicative of the actual expenses that would have been incurred had we been operating as an independent, stand-alone company for the periods presented, nor are they indicative of the costs that have been incurred or will be incurred in the future as an independent, stand-alone company.
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
Consequently, to enhance the analysis of our operating results in our MD&A, we have presented the operating results of the Successor Company for the fiscal years ended September 27, 2013 and September 28, 2012 and of the Predecessor Company and Successor Company on a combined basis for the fiscal year ended September 30, 2011. The combined presentation for the fiscal year ended September 30, 2011, represents a non-GAAP mathematical addition of the pre-Transactions results of operations of the Predecessor Period and the results of operations of the Successor Company for the period from September 25, 2010 to September 30, 2011. We believe that the combined presentation provides additional information investors can use to conduct a meaningful comparison of operating results between periods. A reconciliation showing the mathematical combination of our operating results for such periods is included below under the heading “Results of Operations.”
Our Predecessor Company historically relied on cash and the liquidation of inter-company investments to fund cyclical increases in working capital needs. The Successor Company funds operating needs with cash from operations, available credit from our asset-based credit facility (“Credit Facility”), and cash on hand. Consequently, we did not present information regarding our discussion of our financial position, liquidity and capital resources on a combined basis in our MD&A. We have presented information regarding our financial position, liquidity and capital resources separately for the Successor Company for the fiscal years ended September 27, 2013 and September 28, 2012 and the period from December 23, 2010 to September 30, 2011, and for the Predecessor Company for the period from September 25, 2010 to December 22, 2010.
Allocation of Purchase Price
The allocation of the purchase price to the assets acquired and liabilities assumed in connection with the Transactions based on their respective fair values resulted in changes in the values of tangible and intangible assets. The adjustment of property and equipment basis and remaining useful lives affects comparability of depreciation expense between the fiscal years ended September 27, 2013 and September 28, 2012, and the combined results for the fiscal year ended September 30, 2011. Allocation of the purchase price to intangible assets affects the comparability of amortization expense between the fiscal years ended September 27, 2013 and September 28, 2012, and combined results for the fiscal year ended September 30, 2011.
New Debt Structure
In connection with the Transactions, certain payments were made to a Tyco affiliate in order to retire Predecessor Company debt instruments. This change in long-term debt and related debt issuance costs affects the comparability of interest expense between the fiscal years ended September 27, 2013 and September 28, 2012, and combined results for the fiscal year ended September 30, 2011.
Results of Operations
For purposes of this MD&A related to the discussion of year-to-date results, we separately show the results of operations of the Successor Company for the fiscal years ended September 27, 2013 and September 28, 2012 and the period from December 23, 2010 to September 30, 2011, the results of operations of the Predecessor Company for the period from September 25, 2010 to December 22, 2010, and the results of operations of the Predecessor Company and Successor Company on a combined basis for the fiscal year ended September 30, 2011.
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

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	Consolidated Successor Company			Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for the Year Ended September 30, 2011
Net sales	$1,476	$1,549	$1,135	$303	$1,438
Cost of sales	1,269	1,320	954	255	1,209
Gross margin	207	229	181	48	229
Asset impairment charges	9	12	—	—	—
Selling, general and administrative	176	178	142	36	178
Transaction-related costs	—	—	16	—	16
Operating income	22	39	23	12	35
Interest expense, net	48	50	38	11	49
(Loss) income before income taxes	(26)	(11)	(15)	1	(14)
Income tax (benefit) expense	(5)	(9)	2	1	3
(Loss) income from continuing operations	(21)	(2)	(17)	—	(17)
Loss from discontinued operations and disposal, net of income tax benefit	(43)	(6)	—	(3)	(3)
Net (loss) income	$(64)	$(8)	$(17)	$(3)	$(20)
Other Data:
Operating Margin	1.5%	2.5%	2.0%	4.0%	2.4%
Depreciation and amortization	$48	$49	$34	$6	$40
Fiscal Year Ended September 27, 2013 vs. September 28, 2012
Net Sales
Net sales decreased $73 million for the fiscal year ended September 27, 2013, to $1,476 million from $1,549 million for the fiscal year ended September 28, 2012. The decrease was due mainly to lower average selling prices in North America across both segments of $67 million and an unfavorable foreign currency exchange impact of $1 million. In addition, the absence of revenue of the Gem Fabrication manufacturing facility sold in fiscal year 2012 partially offset by full-year revenue generated by a business acquired in the second quarter of fiscal year 2012, had an unfavorable impact of $8 million.
Cost of Sales
Cost of sales decreased by $51 million to $1,269 million for the fiscal year ended September 27, 2013, compared to $1,320 million for the fiscal year ended September 28, 2012. The decrease in cost of sales was due primarily to the favorable impact of lower raw material costs for steel and copper of $51 million.
Gross Margin
Gross margin decreased by $22 million to $207 million for the fiscal year ended September 27, 2013, compared to $229 million for the fiscal year ended September 28, 2012. The decrease in gross margin was due primarily to lower net sales of $73 million as a result of lower average selling prices partly offset by lower raw material costs for steel and copper of $51 million.
Selling, General and Administrative
Selling, general and administrative expenses decreased $2 million to $176 million for the fiscal year ended September 27, 2013, compared to $178 million for the fiscal year ended September 28, 2012. The decrease was due mainly to lower severance, professional service charges, and product liability expenses, partly offset by a $7 million multi-employer pension plan withdrawal liability that was recorded in the fourth quarter of fiscal year 2013.
Asset Impairment Charges
Asset impairment charges decreased $3 million to $9 million compared to $12 million for the fiscal year ended September 28, 2012. During the fiscal year ended September 27, 2013, the Company recorded an asset impairment of $6 million related to buildings classified as assets held for sale and $3 million related to the impairment of certain property, plant, and equipment at our facility in France. During the fiscal year ended September 28, 2012, the Company recorded $12 million of asset impairment charges, $6 million related to an Enterprise Resource Planning (“ERP”) system, $5 million related to intangible assets and goodwill associated with a manufacturing facility classified as held for sale and $1 million related to buildings classified as assets held for sale.
Operating Income
Operating income decreased by $17 million to $22 million for the fiscal year ended September 27, 2013 compared to $39 million for the fiscal year ended September 28, 2012. The decrease was due to lower gross margin of $22 million, offset by lower selling, general and administrative expenses of $2 million and lower asset impairment charges of $3 million.
Interest Expense, net
Interest expense, net decreased by $2 million to $48 million for the fiscal year ended September 27, 2013 compared to $50 million for the fiscal year ended September 28, 2012. The decrease was due primarily to lower average borrowings under the Credit Facility in fiscal year 2013.
Income Tax Expense
For the fiscal year ended September 27, 2013 and September 28, 2012, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was 18% and 81%, respectively. The effective tax rate differs for each period as significant losses were incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets in fiscal year 2013 versus the recognition of a benefit due to additional federal net operating losses recognized from the Predecessor Period audit in fiscal year 2012.
Loss from discontinued operations and disposal, net of income tax benefit
In August 2013, the Company determined that the Brazil business was no longer strategic to the Company. On August 26, 2013, Atkore International, a subsidiary of the Company, entered into a Share Purchase Agreement (the “Agreement”) with Atkore International Indústria e Comércio de Aço e Materiais Elétricos Ltda. (the “Subsidiary”), Panatlantica S.A. (“Buyer”) and Allied Switzerland GmbH (“Seller”). Pursuant to the Agreement, Seller agreed to sell to Buyer all of the shares of the Subsidiary for 98,700,000 Brazilian Reais. Brazil’s operations and cash flows have been removed from continuing operations for all of the periods presented. The results of Brazil operations previously were included within the Global Pipe, Tube & Conduit segment. On September 23, 2013 the Company completed the sale. For the fiscal years ended September 27, 2013 and September 28, 2012, the Brazil business had a $23 million and $2 million loss, respectively, net of tax, from operations. The total loss, net of tax, from the sale was $20 million.
In February 2012, the Company determined that the Morrisville business was no longer strategic to the Company. The business was under Allied Tube & Conduit Corporation (“Allied Tube”), a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel agreed to purchase the real estate, building and improvements of the Morrisville operations for approximately $40 million. Morrisville's operations and cash flows have been removed from continuing operations for all of the periods presented. The results of the Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The Company recorded a loss of $4 million, net of tax, from the sale of Morrisville. For the fiscal years ended September 27, 2013 and September 28, 2012, the Morrisville business had a $0 million and $2 million loss, respectively, net of tax, from operations.

Fiscal Year Ended September 28, 2012 vs. September 30, 2011
Net sales
Net sales increased $111 million for the fiscal year ended September 28, 2012, to $1,549 million from $1,438 million for the combined fiscal year ended September 30, 2011. The increase was due mainly to higher volume and higher aggregate sales of $70 million and $23 million, respectively, and $14 million of sales attributable to acquired businesses. This increase was partially offset by lower pricing of $18 million and an unfavorable foreign currency exchange impact of $1 million. In addition, $23 million of freight revenue was reclassified from cost of goods sold.
Cost of Sales
Cost of sales increased by $111 million to $1,320 million for the fiscal year ended September 28, 2012, compared to $1,209 million for the combined fiscal year ended September 30, 2011. The increase in cost of sales was due primarily to increases in volume. In addition, there was an unfavorable impact from higher raw material prices for steel of $23 million, partly offset by lower raw material prices for copper of $16 million. Depreciation expense increased $5 million as a result of the application of purchase accounting related to the Transactions completed in the prior year.
Gross Margin
Gross margin was unchanged at $229 million for the fiscal year ended September 28, 2012 compared to the combined fiscal year ended September 30, 2011. Lower average selling prices and higher raw material steel costs were offset by higher volume and lower raw material copper costs.
Selling, General and Administrative
Selling, general and administrative expenses were unchanged at $178 million for the fiscal year ended September 28, 2012 and the combined fiscal year ended September 30, 2011.
Asset Impairment Charges
Asset impairment charges were $12 million compared to $0 million for the combined fiscal year ended September 30, 2011. During the fiscal year ended September 28, 2012, the Company recorded $12 million of asset impairment charges, $6 million related to an ERP system, $5 million related to intangible assets and goodwill associated with a manufacturing facility classified as held for sale and $1 million related to buildings classified as assets held for sale.
Transaction-Related Cost
The $16 million of transaction-related cost incurred during the period from December 23, 2010 to September 30, 2011, is a result of the Transactions that were completed on December 22, 2010.
Operating Income
Operating income increased by $4 million to $39 million for the fiscal year ended September 28, 2012, compared to $35 million for the combined fiscal year ended September 30, 2011. The increase was due to the absence of $16 million of transaction-related cost, offset by higher asset impairment charges of $12 million.
Interest Expense, net
Interest expense, net was $50 million for the fiscal year ended September 28, 2012 compared to $49 million for the combined fiscal year ended September 30, 2011. Interest expense in the fiscal year ended September 28, 2012, was attributable primarily to interest on the senior secured notes issued in connection with the Transactions (the “Notes”), which bear interest at 9.875% per annum. Interest expense in the combined fiscal year ended September 30, 2011, was also attributable primarily to these same Notes, and the borrowings then outstanding with Tyco in the Predecessor Period.
Income Tax Expense
For the fiscal year ended September 28, 2012, the period from December 23, 2010 to September 30, 2011, and the Predecessor Period, the Company’s effective income tax rate attributable to (loss) income from continuing operations before income taxes was 81%, (7)%, and 639%, respectively. The effective tax rate for each period was a result of the recognition of a benefit due to additional federal net operating losses recognized from the Predecessor Period audit in fiscal year 2012 compared to the tax expense associated with disallowed transaction costs and establishing the liability for unremitted earnings for the period ended September 30, 2011.

Loss from discontinued operations and disposal, net of income tax benefit (expense)
For the fiscal year ended September 28, 2012, the Brazil business had a $2 million loss, net of tax, from operations. For the period from December 23, 2010 to September 30, 2011 and the Predecessor Period, the Brazil business had a $1 million loss, net of tax and a $1 million loss, net of tax, respectively.
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
Global Pipe, Tube & Conduit

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	Consolidated Successor Company			Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for the Year Ended September 30, 2011
Net sales	$910	$954	$720	$190	$910
Operating income	$30	$27	$61	$9	$70
Operating margin	3.3%	2.8%	8.5%	4.7%	7.7%
Fiscal Year Ended September 27, 2013 vs. September 28, 2012
Net Sales
Net sales for the fiscal year ended September 27, 2013, decreased $44 million to $910 million from $954 million for the fiscal year ended September 28, 2012. The decrease was due mainly to higher volume of $20 million offset by lower average selling prices of $56 million for a net unfavorable impact of $36 million. In addition, the absence of revenue of the Gem Fabrication manufacturing facility sold in fiscal year 2012, partially offset by full-year revenue generated by a business acquired in the second quarter of fiscal year 2012, had an unfavorable impact of $8 million.
Operating Income
Operating income for the fiscal year ended September 27, 2013, increased $3 million to $30 million compared to $27 million for the fiscal year ended September 28, 2012. The increase in operating income was due to higher gross profit of $2 million as result of a the favorable impact from lower average raw material steel costs and an increase in tons shipped offset by lower average selling prices, and $3 million lower selling, general and administrative expenses . Raw material steel costs were 10% lower during the fiscal year ended September 27, 2013, compared to the fiscal year ended September 28, 2012.
Fiscal Year Ended September 28, 2012 vs. September 30, 2011
Net Sales
Net sales for the fiscal year ended September 28, 2012 increased $44 million to $954 million from $910 million for the combined fiscal year ended September 30, 2011. The increase was due in part to higher volume offset by lower average selling prices for a net impact of $16 million and net sales from acquired businesses of $14 million. In addition, $22 million of freight revenue was reclassified from cost of goods sold.

Operating Income
Operating income for the fiscal year ended September 28, 2012 decreased $43 million to $27 million from $70 million for the combined fiscal year ended September 30, 2011. The increase in operating income was due primarily to a $23 million unfavorable impact from higher average raw material steel costs and an unfavorable impact of $15 million from lower average selling prices. Raw material steel costs were 6% higher during the fiscal year ended September 28, 2012, compared to the fiscal year ended September 30, 2011. Operating income was also unfavorably impacted by a $5 million loss on a sale of business assets.
Global Cable & Cable Management

	Fiscal Year 2013	Fiscal Year 2012	Fiscal Year 2011
	Consolidated Successor Company			Combined Predecessor Company	Consolidated Successor Company and Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010	Combined Results for the Year Ended September 30, 2011
Net sales	$606	$634	$434	$119	$553
Operating income	$28	$63	$27	$9	$36
Operating margin	4.6%	9.9%	6.2%	7.6%	6.4%
Fiscal Year Ended September 27, 2013 vs. September 28, 2012
Net Sales
Net sales decreased $28 million to $606 million for the fiscal year ended September 27, 2013, compared to $634 million for the fiscal year ended September 28, 2012. The decrease was due primarily to lower average selling prices, lower construction project activity, and an unfavorable foreign currency exchange impact of $1 million.
Operating Income
Operating income for the fiscal year ended September 27, 2013 decreased $35 million to $28 million compared to $63 million for the fiscal year ended September 28, 2012. The decrease in operating income was due primarily to lower average selling prices partly offset by the favorable impact from lower raw material copper costs. Raw material copper costs were 2% lower during the fiscal year ended September 27, 2013, compared to the fiscal year ended September 28, 2012. In addition, a 13 week work stoppage at our largest Global Cable & Cable Management facility and a one-time expense to exit a multi-employer pension fund had an unfavorable impact on results of approximately $15 million. Also, in the fourth quarter of fiscal year 2013, the Company recorded expenses related to the closure of our facility in France of approximately $7 million.
Fiscal Year Ended September 28, 2012 vs. September 30, 2011
Net Sales
Net sales increased $81 million to $634 million for the fiscal year ended September 28, 2012 compared to $553 million for the combined fiscal year ended September 30, 2011. A general improvement in non-residential construction resulted in higher sales volume and selling prices during this period. In addition, $1 million of freight revenue was reclassified from cost of goods sold and was offset by $1 million of unfavorable foreign currency translation.
Operating Income
Operating income for the fiscal year ended September 28, 2012 increased $27 million to $63 million from $36 million for the combined fiscal year ended September 30, 2011. The increase in operating income was due primarily to the favorable net impact of higher sales volume of $13 million and a $16 million favorable impact from lower raw material copper costs, offset by an unfavorable impact of $3 million from lower average selling prices for these products. Raw material copper costs were 9% lower during the fiscal year ended September 28, 2012, compared to the fiscal year ended September 30, 2011.

Corporate and Other
Corporate and Other as included in the footnotes to our financial statements represents corporate administrative expenses.
Operating loss for Corporate and Other decreased $15 million to $36 million for the fiscal year ended September 27, 2013, compared to $51 million for the fiscal year ended September 28, 2012. The decrease was due primarily to a reduction in professional service charges and salaries and benefits of $7 million due to the reduction and function realignment between corporate and business units, lower product liability expenses of $3 million, and the absence of $6 million impairment charge related to the ERP system.
Operating loss decreased $20 million to $51 million for the fiscal year ended September 28, 2012, compared to $71 million for the combined fiscal year ended September 30, 2011. The decrease was due mainly to the absence of $16 million of expense in the prior year associated with the Transactions that were completed on December 22, 2010, a $2 million reduction in our restructuring reserve as a result of an early buyout of a leased facility and lower severance and professional service charges.

Financial Condition, Liquidity, and Capital Resources
General
Our business is cyclical and cash flows from operating activities may fluctuate during the year and from year to year due to differences in demand and changes in economic conditions and commodity prices. The Predecessor Company historically relied on the cash of and the liquidation of inter-company investments with its Parent Company to fund cyclical increases in working capital needs. We, the Successor Company, fund operating needs with cash from operations, available credit under our Credit Facility, and cash on hand. We have presented information regarding our financial position, liquidity and capital resources separately for the Successor Company for the fiscal years ended September 27, 2013 and September 28, 2012, and the period from December 23, 2010 to September 30, 2011, and for the Predecessor Company for the period from September 25, 2010 to December 22, 2010.
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

The following table is a summary of our cash flows for each period shown ($ in millions):

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net cash provided by (used for) operating activities	$35	$58	$68	$(67)
Capital expenditures	(15)	(19)	(34)	(11)
Change in due to Tyco International Ltd. and its affiliates	—	—	—	357
Acquisitions of businesses, net of cash acquired	(102)	(40)	—	—
Purchase price adjustments	—	—	(12)	—
Net cash provided by (used for) discontinued investing activities	27	37	(5)	(1)
Repayments of long-term debt due to Tyco International Ltd. and its affiliates	—	—	(400)	(283)
Proceeds from issuance of senior secured notes	—	—	410	—
Borrowings under Credit Facility	298	495	471	—
Repayments under Credit Facility	(239)	(541)	(425)	—
Payment of debt issuance costs	—	—	(38)	—
Repayments of other long-term debt	—	(1)	—	—
Proceeds from short-term debt	9	7	2	—
Repayments of short-term debt	(12)	(1)	—	—
Change in parent company investment	—	—	3	(1)
Other, net	2	9	(2)	—
Increase (decrease) in cash and cash equivalents	$3	$4	$38	$(6)
Operating activities
During the fiscal year ended September 27, 2013, operating activities generated $35 million of cash, compared to $58 million of cash generated by operating activities during the fiscal year ended September 28, 2012. The decline in cash from operating activities during the fiscal year ended September 27, 2013 compared to the fiscal year ended September 28, 2012, was due primarily to lower operating income and higher working capital levels.
During the fiscal year ended September 28, 2012, operating activities generated $58 million compared to $1 million of cash generated from operations for the combined fiscal year ended September 30, 2011. The improvement in cash from operating activities during the fiscal year ended September 28, 2012, was the result of efforts to reduce working capital levels by improving alignment of vendor payments to contractual terms as well as establishing consistency in terms across the Company’s locations served by the same vendor and improved operating income.
Investing activities
During the fiscal year ended September 27, 2013, we used $87 million for investing activities, compared to a use of $13 million for investing activities in the fiscal year ended September 28, 2012. Capital expenditures were $15 million for the fiscal year ended September 27, 2013, compared to $19 million from the fiscal year ended September 28, 2012. Capital expenditures in both the fiscal year ended September 27, 2013 and September 28, 2012 were primarily for the replacement and maintenance of equipment and buildings, as well as the enhancement of equipment in support of the implementation of process improvements in our manufacturing operations. We used $102 million in the fiscal year ended September 27, 2013 to fund the acquisition of the assets of Heritage Plastics, Inc., Heritage Plastics Central, Inc., Heritage Plastics West, Inc., and Liberty Plastics LLC. For the fiscal year ended September 28, 2012, we used $40 million to fund the acquisitions of the outstanding equity interests of various entities under common ownership of FlexHead Industries, Inc., SprinkFLEX, LLC and related entities and substantially all of the assets of Razorwire International, L.L.C. Discontinued investing activities during the fiscal year ended September 27, 2013 provided $27 million, representing the sale of our Brazil operations. Discontinued investing activities during the fiscal year ended September 28, 2012 provided $37 million, representing the sale of our Morrisville facility of $40 million and $3 million related to capital expenditures of discontinued operations.
During the fiscal year ended September 28, 2012, we used $13 million for investing activities, compared to having $295 million provided by investing activities in the combined fiscal year ended September 30, 2011. Capital expenditures were $19 million for the fiscal year ended September 28, 2012, compared to $45 million from the combined fiscal year ended September 30, 2011. Capital expenditures in the fiscal year ended September 28, 2012 were primarily for the replacement of equipment and the enhancement of equipment in support of the implementation of process improvements in our manufacturing operations, and in the combined fiscal year ended September 30, 2011 included outlays for the construction of our manufacturing facility in China and facilities supporting our Global Cable and Cable Management segment, and investment in systems. In addition, we used $40 million in the fiscal year ended September 28, 2012 to fund the acquisitions of the outstanding equity interests of various entities under common ownership of FlexHead Industries, Inc., SprinkFLEX, LLC and related entities and substantially all of the assets of Razorwire International, L.L.C. Discontinued investing activities, representing the sale of our Morrisville facility and capital expenditures of discontinued operations, provided $37 million of cash during the fiscal year ended September 28, 2012.
During the Predecessor Period, the Predecessor Company received $357 million from Tyco.
Investment activities are largely discretionary and future investment activities could be reduced significantly or eliminated as economic conditions warrant. The Company anticipates that capital expenditures for fiscal year 2014 will be approximately $40 million. We continually assess acquisition opportunities as they arise, and such opportunities may require additional financing. There can be no assurance, however, that any such opportunities will arise, that any such acquisitions will be consummated, or that any needed additional financing will be available on satisfactory terms, or at all, when required.
Financing Activities
Financing activities represent borrowings from the Company's Credit Facility to fund a portion of the above mentioned acquisitions, which provided $59 million for the fiscal year ended September 27, 2013. In addition, during the fiscal year ended September 27, 2013, the Company reduced the net borrowings under the line of credit at a foreign location by $3 million. During the fiscal year ended September 28, 2012, the Company used $41 million for financing activities, as the Company utilized the cash provided by operating activities to reduce borrowings under its Credit Facility by $46 million.
The Company used $41 million for financing activities during the fiscal year ended September 28, 2012, compared to $278 million during the combined fiscal year ended September 30, 2011. During the fiscal year ended September 28, 2012, the Company utilized the cash provided by operating activities to reduce borrowings under its Credit Facility by $46 million. Financing activities during the period from December 23, 2010 to September 30, 2011 and the Predecessor Period were related primarily to the Transactions. During the period from December 23, 2010 through September 30, 2011 the Successor Company implemented its new capital structure. See “Post-Transactions Liquidity—Successor Company” below. We used proceeds from the issuance of the Notes and drawings from the Credit Facility to repay $400 million owed to Tyco and transaction costs of $48 million, of which we capitalized $33 million as deferred financing fees. Financing activities during the Predecessor Period were primarily related to transactions under Tyco cash management sweep arrangements in which the Predecessor Company used an investment by Tyco to repay $300 million of long-term intercompany debt.
Post-Transactions Liquidity—Successor Company
In connection with the Transactions we entered into the Credit Facility which provides for up to $250 million of senior secured first-priority borrowings, subject to a borrowing base. The Credit Facility is available to fund working capital and for general corporate purposes. For the period from December 23, 2010 through September 30, 2011, we utilized borrowings of $46 million under the Credit Facility to fund the Transactions and capital expenditures. During the fiscal year ended September 28, 2012, the Company utilized the cash provided by operating activities to reduce borrowings under its Credit Facility by $46 million. During the fiscal year ended September 27, 2013, the Company increased the borrowings under the Credit Facility to fund a portion of the acquisitions. The Company’s availability under the Credit Facility was $177 million and $233 million as of September 27, 2013 and September 28, 2012, respectively.
Based on our current development plans, we anticipate that our cash flow from operations, cash on hand, and availability under the Credit Facility will be adequate to meet our normal operating needs, capital expenditures and working capital requirements for our existing businesses over the next twelve months. If we require additional financing to meet our cyclical increases in working capital or operating needs, we may need to access the financial markets. On October 23, 2013, Atkore International, entered into the Second Amendment to Credit Agreement and First Amendment to and Reaffirmation of

Guarantee and Collateral Agreement. As part of the amendment, aggregate commitments of the lenders were increased to $300 million from $250 million.
The indenture governing our Notes and the Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. See Note 8 to the consolidated financial statements for further information.
Contractual Obligations and Commercial Commitments
The following table presents a summary of the Company’s contractual obligations and payments due by period as of September 27, 2013 ($ in millions):

	Estimated Payments Due by Fiscal Year
	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Contractual obligations:
Short-term debt	$62	$—	$—	$—	$62
Senior Secured Notes	—	—	410	—	$410
Interest expense	43	86	60	—	189
Purchase commitments	117	1	—	—	118
Operating lease obligations	10	14	7	1	32
Total (a)	$232	$101	$477	$1	$811

(a)
As of September 27, 2013, we had $1 million of income tax liability, gross unrecognized tax benefits of $10 million and gross interest and penalties of $6 million. Of these amounts, $3 million are classified as a current liability for payments expected to be made within one year and $14 million are classified as a non-current liability in the consolidated balance sheet. At this time, we are unable to make a reasonably reliable estimate of the timing for such payments in future years; therefore, such amounts have been excluded from the above contractual obligations table.

The Credit Facility provides for a five year senior secured revolving credit facility of up to $250 million. As of September 27, 2013, we had $59 million drawn on the Credit Facility. We have the ability to continually refinance amounts drawn on the Credit Facility through its maturity on December 22, 2015, subject to borrowing base limitations.
The estimated minimum required pension contribution to our pension plan in fiscal year 2014 is $3 million.
In the normal course of business, we are liable for contract completion and product performance. In the opinion of management, such obligations will not significantly affect our financial condition, results of operations or cash flows.
Legal Matters
The information set forth in Note 14 and Note 16 of the consolidated financial statements is included herein by reference.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet financing arrangements that we believe are reasonably likely to have a material current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. Note 15 of the consolidated financial statements include any off-balance sheet financing arrangements outstanding as of September 27, 2013.
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
We review goodwill assets for impairment annually and more frequently if triggering events occur. As of September 27, 2013 and September 28, 2012, the goodwill balance was $152 million and $132 million, respectively. The increase in goodwill is due to recently acquired businesses of $20 million. Accordingly, in subsequent periods, we expect to compare the fair value of our reporting units to their carrying amount, fair value being determined utilizing a discounted cash flow analysis based on the forecast cash flows discounted using an estimated weighted average cost of capital of market participants. A market approach, utilizing observable market data of comparable companies in similar lines of business that are publicly traded, is used to corroborate the discounted cash flow analysis performed at each reporting unit. If the fair value of our reporting units decline, we may be required to record impairments of the goodwill. The Company performed its annual goodwill impairment test of June 29, 2013.
The Company had no goodwill impairments in the fiscal years ended September 27, 2013 and September 28, 2012, and the period from December 23, 2010 to September 30, 2011. As of September 27, 2013, the fair values of the reporting units exceed their respective carrying amount by 10% or more, except at the Pipe, Tube & Conduit North America reporting unit. The fair value of the Pipe, Tube & Conduit North America reporting unit exceeds its carrying value by 6%. The reporting unit’s goodwill balance at September 27, 2013 was $107 million. Adverse changes to the Company’s business environment, changes to the Company’s future cash flows and changes to the discount rate and terminal growth rate could cause the Company to record impairment charges in future periods which could be material.
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

Decrease in fair value	10 basis point increase in discount rate	10 basis point decrease in terminal growth rate
Pipe, Tube and Conduit North America	$6	$2
The valuation of the Pipe, Tube & Conduit North America reporting unit concluded the fair value exceeded its carrying value by $43 million. The decrease in fair value for the sensitivity analysis would not have indicated that the Company failed step one of the goodwill impairment analysis of the Pipe, Tube & Conduit North America reporting unit. The Company will continue to monitor the recoverability of its goodwill.
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
Workers’ Compensation and Product Liability Reserves
Due to the nature of the products manufactured, we are subject to product liability claims in the ordinary course of business. We are partially self-funded for workers’ compensation and product liability claims with various retention and excess coverage thresholds. After the claim is filed, an initial liability is estimated, if any is expected, to resolve the claim. This liability is periodically updated as more claim facts become known. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on the assessment by our claim administrator of each claim, an independent actuarial valuation of the nature and severity of total claims, and management’s estimate. We utilize a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. Management believes that the reserve established at September 27, 2013 appropriately reflects our risk exposure. For the fiscal years ended September 27, 2013 and September 28, 2012, the Company had a reserve of $8 million and$9 million, respectively, for product liability, and a reserve of $3 million for workers’ compensation.
Stock-Based Compensation Expense
We account for stock-based compensation in accordance with Accounting Standards Codification Topic 718, Compensation—Stock Compensation (“ASC Topic 718”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their respective grant date fair values. We use the Black-Scholes option pricing model to estimate the fair value of the stock option awards. The Black-Scholes model requires the use of highly subjective and complex assumptions, including comparable public company’s stock prices, expected volatility, expected term, risk-free interest rate, and expected dividend yield. For expected volatility, we base the assumption on the historical volatility of common stock prices of a select peer group of publicly traded companies. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of the awards. The dividend yield assumption is based on select comparable company’s history of dividend payouts. In addition to the requirement for fair value estimates, ASC Topic 718 also requires the recording of an expense that is net of an anticipated forfeiture rate. Therefore, only expenses associated with awards that are ultimately expected to vest are included in our financial statements. Our forfeiture rate is determined based on the historical option cancellation experience adjusted for unusual events.
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
In connection with the Transactions, we entered into the Credit Facility, which bears interest at a floating rate, generally LIBOR plus 2.25% to 2.75%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which were $59 million at September 27, 2013. A 10% change in interest rates would impact our interest expense by less than $1 million based on the amounts outstanding at September 27, 2013.
Recently Issued Accounting Pronouncements
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

In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes Topic 740: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 (fiscal year 2015 for the Company) and should be applied on a prospective basis. The Company has not early adopted this provision and continues to evaluate its impact going forward.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
The information contained under the caption "Financial Market Risk Management" included in Item 7 of this Form 10-K is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.
FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors of
Atkore International Holdings Inc.
Harvey, Illinois

We have audited the accompanying consolidated balance sheets of Atkore International Holdings Inc. and subsidiaries (the "Company") as of September 27, 2013 and September 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholder’s equity, and cash flows for the years ended September 27, 2013 and September 28, 2012, and for the period from December 23, 2010 to September 30, 2011 (Successor Company), and the related combined statements of operations, comprehensive income (loss), parent company equity, and cash flows for the period from September 25, 2010 to December 22, 2010, (Predecessor Company). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Atkore International Holdings Inc. and subsidiaries as of September 27, 2013 and September 28, 2012, and the results of their operations and their cash flows for the years ended September 27, 2013 and September 28, 2012, for the period from December 23, 2010 to September 30, 2011 (Successor Company), and for the period from September 25, 2010 to December 22, 2010, (Predecessor Company) in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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
/s/ Deloitte & Touche LLP
Chicago, Illinois
December 11, 2013

ATKORE INTERNATIONAL HOLDINGS INC.
CONSOLIDATED BALANCE SHEET
($ in millions)

($ in millions, except per share data)	September 27, 2013	September 28, 2012
Assets
Current Assets:
Cash and cash equivalents	$55	$52
Accounts receivable, less allowance for doubtful accounts of $3 and $3, respectively	205	205
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	—	3
Inventories, net (see Note 4)	245	220
Assets held for sale	10	11
Prepaid expenses and other current assets	42	33
Deferred income taxes	21	21
Total current assets	578	545
Property, plant and equipment, net (see Note 5)	260	261
Intangible assets, net (see Note 6)	295	266
Goodwill (see Note 6)	152	132
Deferred income taxes	—	1
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	16	13
Other assets	23	24
Total assets of continuing operations	1,324	1,242
Total assets of discontinued operations	—	87
Total Assets	$1,324	$1,329
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt (see Note 8)	$62	$7
Accounts payable	127	122
Income tax payable	1	4
Accrued and other current liabilities (see Note 7)	73	69
Total current liabilities	263	202
Long-term debt (see Note 8)	410	410
Deferred income taxes (see Note 9)	82	83
Income tax payable	16	13
Pension liabilities (see Note 10)	16	40
Other long-term liabilities	19	11
Total liabilities of continuing operations	806	759
Total liabilities of discontinued operations	2	18
Total Liabilities	808	777
Shareholder’s Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	607	605
Accumulated deficit	(89)	(25)
Accumulated other comprehensive loss	(2)	(28)
Total Shareholder’s Equity	516	552
Total Liabilities and Shareholder’s Equity	$1,324	$1,329

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.
STATEMENTS OF OPERATIONS
($ in millions)

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$1,476	$1,549	$1,135	$303
Costs and expenses
Cost of sales	1,269	1,320	954	255
Asset impairment charges	9	12	—	—
Selling, general and administrative	176	178	142	36
Transaction-related costs	—	—	16	—
Operating income	22	39	23	12
Interest expense, net	48	50	38	11
(Loss) income from continuing operations before income taxes	(26)	(11)	(15)	1
Income tax (benefit) expense	(5)	(9)	2	1
Loss from continuing operations	(21)	(2)	(17)	—
Loss from discontinued operations and disposal net of income tax expense of $3, $1, $1, $1, respectively	(43)	(6)	—	(3)
Net loss	$(64)	$(8)	$(17)	$(3)

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.
STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in millions)

	Consolidated Successor Company			Combined Predecessor Company
($ in millions)	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net loss	$(64)	$(8)	$(17)	$(3)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	13	(5)	(6)	1
Change in unrecognized loss related to pension benefit plans, net of $8, ($4), ($7), $1 tax expense (benefit), respectively (See Note 10)	13	(6)	(11)	1
Total other comprehensive income (loss)	26	(11)	(17)	2
Comprehensive loss	$(38)	$(19)	$(34)	$(1)

See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.
STATEMENTS OF CASH FLOWS
($ in millions)

	Consolidated Successor Company			Combined Predecessor Company
($ in millions)	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Operating activities:
Net loss	$(64)	$(8)	$(17)	$(3)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Loss from discontinued operations and disposal, net of income tax benefit	43	6	—	3
Depreciation and amortization	48	49	34	6
Amortization of debt issuance costs	6	6	5	—
Deferred income taxes	(8)	(14)	2	(6)
Provision for losses on accounts receivable and inventory	5	5	4	2
Impairment of assets	9	12	—	—
Other items	3	2	2	2
Changes in operating assets and liabilities, net of effects from acquisitions:
Accounts receivable	20	(17)	(8)	(22)
Receivables due from Tyco International Ltd. and its affiliates	—	2	—	—
Inventories	(17)	19	(1)	(14)
Prepaid expenses and other current assets	(5)	(6)	(8)	1
Accounts payable	(8)	9	5	(25)
Income taxes payable	—	(1)	(6)	3
Accrued and other liabilities	3	(7)	22	(6)
Other	3	(1)	4	—
Net cash provided by (used for) continuing operating activities	38	56	38	(59)
Net cash (used for) provided by discontinued operating activities	(3)	2	30	(8)
Net cash provided by (used for) operating activities	35	58	68	(67)
Investing activities:
Capital expenditures	(15)	(19)	(34)	(11)
Change in due to Tyco International Ltd. and its affiliates	—	—	—	357
Purchase price adjustments	—	—	(12)	—
Acquisitions of businesses, net of cash acquired	(102)	(40)	—	—
Other	3	9	1	—
Net cash (used for) provided by continuing investing activities	(114)	(50)	(45)	346
Net cash provided by (used for) discontinued investing activities	27	37	(5)	(1)
Net cash (used for) provided by investing activities	(87)	(13)	(50)	345
Financing activities:
Repayments of long-term debt due to Tyco International Ltd. and its affiliates	—	—	(400)	(283)
Proceeds from issuance of senior secured notes	—	—	410	—

See Notes to Financial Statements

Borrowings under Credit Facility	298	495	471	—
Repayments under Credit Facility	(239)	(541)	(425)	—
Payment of debt issuance costs	—	—	(38)	—
Repayments of other long-term debt	—	(1)	—	—
Proceeds from short-term debt	9	7	2	—
Repayments of short-term debt	(12)	(1)	—	—
Change in parent company investment	—	—	3	(1)
Net cash provided by (used for) continuing financing activities	56	(41)	23	(284)
Net cash used for discontinued financing activities	—	—	(4)	(13)
Net cash provided by (used for) financing activities	56	(41)	19	(297)
Effects of foreign exchange rate changes on cash and cash equivalents	(1)	—	(3)	—
Increase (decrease) in cash and cash equivalents	3	4	34	(19)
Cash and cash equivalents at beginning of period	52	48	14	33
Cash and cash equivalents at end of period	$55	$52	$48	$14
Supplementary Cash Flow information
Interest paid	$42	$44	$23	$11
Income taxes paid, net of refunds	3	4	9	1
Capital expenditures, not yet paid	1	1	3	—
See Notes to Financial Statements

ATKORE INTERNATIONAL HOLDINGS INC.
CONSOLIDATED SUCCESSOR COMPANY STATEMENT OF SHAREHOLDER’S EQUITY
For the period from December 23, 2010 to September 27, 2013
($ in millions)

	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Comprehensive loss:
Net loss	$—	$—	$(17)	$—	$(17)
Foreign currency translation				(6)	(6)
Change in unrecognized loss related to pension benefit plans, net of $7 million tax benefit				(11)	(11)
Comprehensive loss					(34)
Capital Investment of Atkore Group		603			603
Share based compensation		1			1
Balance at September 30, 2011	$—	$604	$(17)	$(17)	$570
Comprehensive loss:
Net loss	$—	$—	$(8)	$—	$(8)
Foreign currency translation				(5)	(5)
Change in unrecognized loss related to pension benefit plans, net of $4 million tax benefit				(6)	(6)
Comprehensive loss					(19)
Share based compensation		1			1
Balance at September 28, 2012	$—	$605	$(25)	$(28)	$552
Comprehensive loss:
Net loss	$—	$—	$(64)	$—	$(64)
Foreign currency translation				13	13
Change in unrecognized loss related to pension benefit plans, net of $8 million tax expense				13	13
Comprehensive loss					(38)
Share based compensation		2			2
Balance at September 27, 2013	$—	$607	$(89)	$(2)	$516
COMBINED PREDECESSOR COMPANY STATEMENT OF PARENT COMPANY EQUITY
For the Period from September 24, 2010 to December 22, 2010
($ in millions)

	Parent Company Investment	Accumulated Other Comprehensive Loss	Total Parent Company Equity
Balance at September 24, 2010	$212	$21	$233
Comprehensive loss:
Net loss	(3)	—	(3)
Foreign currency translation	—	1	1
Change in unrecognized gains related to pension benefit plans, net of $1 million tax expense	—	1	1
Comprehensive loss			(1)
Net transfers to Parent Company	1	—	1
Balance at December 22, 2010	$210	$23	$233

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
The consolidated financial statements for the Successor Company include the assets and liabilities used in operating the Company’s business, including entities in which the Company owns. All intercompany balances and transactions have been eliminated in consolidation. The results of companies acquired or disposed of are included in the consolidated financial statements from the effective date of acquisition or up to the date of disposal.
The combined financial statements for the predecessor period from September 25, 2010 through December 22, 2010 (the “Predecessor Period”), include entities in which the Company owns or controls more than 50% of the voting shares or has the ability to control the entities through similar rights. The impact of subsidiaries owned or controlled with ownership less than 100% was not material to the combined financial statements presented. All intercompany transactions have been eliminated. The results of companies acquired or disposed of are included in the combined financial statements from the effective date of acquisition or up to the date of disposal.
Additionally, the combined financial statements may not be indicative of the Company’s future performance and do not necessarily reflect what its combined results of operations, financial position and cash flows would have been had the Company operated as an unaffiliated company during the Predecessor Period. To the extent that a revenue or expense is directly associated with the Company, it is reflected in the accompanying combined financial statements. Certain general corporate overhead and other expenses have been allocated by Tyco to the Company in the Predecessor Period. Such allocations are reasonable; however, they may not be indicative of the actual expenses that would have been incurred had the Company been operating as an unaffiliated company for the Predecessor Period, nor are they indicative of the costs that will be incurred as an unaffiliated company.
We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 16, presentation of asset impairment charges in a separate line in the consolidated statements of operations, and the reorganization of our reportable segments, as described below.
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
Global Pipe, Tube & Conduit

•
Pipe & Tube - consists of steel pipe for low pressure sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many original equipment manufacturers ("OEMs") and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, barbed tape products for high security perimeter fences, and polyvinyl chloride("PVC") irrigation piping.

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
Fiscal Year—The Company has a 52- or 53-week fiscal year that ends on the last Friday in September. It is our practice to establish quarterly closings using a 4-5-4 calendar. Fiscal year 2013 was a 52-week fiscal year and ended on September 27, 2013. Fiscal year 2012 was a 52-week fiscal year and ended on September 28, 2012. Fiscal year 2011 was a 53-week fiscal year and ended on September 30, 2011. The additional week was reported in the fourth quarter of fiscal year 2011. The next fiscal year will be a 52-week fiscal year and will end on September 26, 2014.
Use of Estimates—The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclose contingent assets and liabilities at the date of the financial statements and report the associated amounts of revenues and expenses. Significant estimates and assumptions are used for, but not limited to, allowances for doubtful accounts, estimates of future cash flows associated with asset impairments, useful lives for depreciation and amortization, loss contingencies, purchase price allocation, net realizable value of inventories, legal liabilities, income taxes and tax valuation allowances, pension and postretirement employee benefit liabilities and estimates of total costs for contracts under the percentage-of-completion method. Actual results could differ materially from these estimates.
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
Translation of Foreign Currency—For the Company’s non-U.S. subsidiaries that report in a functional currency other than U.S. dollars, assets and liabilities are translated into U.S. dollars using year-end exchange rates. Revenue and expenses are translated at the monthly average exchange rates in effect during the fiscal year ended September 27, 2013 and September 28, 2012, the period from December 23, 2010 to September 30, 2011, and the Predecessor Period. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive loss within the statements of comprehensive income (loss) for the fiscal year ended September 27, 2013 and September 28, 2012, the period from December 23, 2010 to September 30, 2011, and the Predecessor Period.
Cash and Cash Equivalents—The Company considers all highly liquid investments with a maturity of three months or less, when purchased, to be cash equivalents.
Restricted cash — Restricted cash was less than $1 million and $1 million at September 27, 2013 and September 28, 2012, respectively, and consisted of cash deposited with various financial institutions that was pledged as collateral for certain foreign locations of the Company to support guarantees provided by those financial institutions. Restricted cash was included in other current assets in the consolidated balance sheets.
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
Property, Plant and Equipment—Property, plant, and equipment, net, is recorded at cost less accumulated depreciation. Maintenance and repair expenditures are charged to expense when incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets as follows:

Buildings	2 to 40 years
Building improvements	2 to 22 years
Machinery and production equipment	2 to 20 years
Support and testing machinery and equipment	2 to 15 years
Leasehold improvements	Lesser of remaining term of the lease or economic useful life
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
When testing for goodwill impairment, the Company first compares the fair value of a reporting unit with its carrying amount. Fair value for the goodwill impairment test is determined utilizing a discounted cash flow analysis based on the forecast cash flows (including estimated underlying revenue and operating income growth rates) discounted using an estimated weighted average cost of capital of market participants. A market approach, utilizing observable market data of comparable companies in similar lines of business that are publicly traded is used to corroborate the discounted cash flow analysis performed at each reporting unit. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test will be performed to measure the amount of impairment loss.
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
Accounting estimates and judgments made by the Company affect the calculation of certain tax liabilities and the determination of the recoverability of certain deferred tax assets.
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
In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across global operations. The Company recognizes potential liabilities and records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether it is more likely than not that the position will be sustained upon examination. These tax liabilities are reflected net of related tax loss carryforwards. The Company adjusts these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the current estimate of the tax liabilities. If the estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary. If the tax liabilities relate to tax uncertainties existing at the date of the Transactions, the adjustment of such tax liabilities will be covered by the investment agreement with Tyco, entered into in connection with the Transactions (the “Investment Agreement”) (see Note 9).
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

•
Expected dividends. There were no stock dividends issued during the fiscal year ended September 27, 2013, period, the fiscal year ended September 28, 2012, and the period from December 23, 2010 to September 30, 2011.

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

Insurable Liabilities—The Company maintains policies with various insurance companies for its workers’ compensation, product, property, general, auto, and executive liability risks. The insurance policies the Company maintains have various retention levels and excess coverage limits. The establishment and update of liabilities for unpaid claims, including claims incurred but not reported, is based on management's estimate as a result of the assessment by the Company’s claim administrator of each claim and an independent actuarial valuation of the nature and severity of total claims. The Company utilizes a third-party claims administrator to pay claims, track and evaluate actual claims experience, and ensure consistency in the data used in the actuarial valuation. The Company has established a total accrual for product liability of $8 million, on a gross basis, at September 27, 2013, which appropriately reflects the Company’s exposure to liabilities arising from current claims. For more information, see Note 14.
Recently Adopted Accounting Pronouncements—In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income Topic 220: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in this ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under GAAP.

The new amendment will require an organization to:

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

The amendment is effective for reporting periods beginning after December 15, 2012 (second quarter of fiscal year 2013 for the Company). Early adoption was permitted. The new guidance impacts presentation only and the Company's adoption of this guidance in the second quarter of fiscal year 2013 did not have an impact on its financial position, results of operations, or cash flows.
In June 2011, the FASB issued ASU No. 2011-05, Topic 220, Presentation of Comprehensive Income (“ASU 2011-05”), which requires companies to include a statement of comprehensive income as part of their interim and annual financial statements. The guidance gives companies the option to present net income and comprehensive income either in one continuous statement or in two separate but consecutive statements. This approach represents a change from prior GAAP, which allowed companies to report other comprehensive income (“OCI”) and its components in the statement of shareholders’ equity. The guidance also allowed companies to present OCI either net of tax with details in the notes or to present amounts gross (with tax effects shown parenthetically). The Company adopted this guidance in the first quarter of fiscal year 2013 for its quarterly reporting, presenting other comprehensive loss in a separate statement following the statements of operations.

2. Acquisitions

Fiscal Year 2013 Transactions

On September 17, 2013, Atkore Plastic Pipe Corporation (“PPC”), a subsidiary of the Company, purchased substantially all of the assets of Heritage Plastics, Inc., Heritage Plastics Central, Inc. and Heritage Plastics West, Inc. (collectively “Heritage Plastics”). The aggregate purchase price for the assets was approximately $100 million, paid in cash in the amount of $99 million at the closing, subject to various adjustments relating to working capital as set forth in the acquisition agreement, and $1 million of deferred cash payment related to an above market property lease arrangement between PPC and Milford Rental LLC, a company owned by the prior owners of Heritage Plastics. The $1 million of deferred cash payment is the present value of the lease payment variance that is above market rate over the five year lease term. The purchase price was funded from cash on hand and borrowings under the Company’s Credit Facility. Heritage Plastics manufactures and sells PVC conduit, fittings, elbows and plumbing products.
Also on September 17, 2013, PPC purchased certain fixed assets and inventory of Liberty Plastics, LLC (“Liberty Plastics”). The aggregate purchase price was approximately $3 million, subject to various adjustments related to working capital as set forth in the acquisition agreement. The purchase price was funded from cash on hand and borrowings under the Company's Credit Facility. Liberty Plastics manufactures and sells PVC conduit, fittings, elbows and plumbing products.
The Company determined that under Rule 3-05 of Regulation S-X, Heritage Plastics and Liberty are related businesses since they had common management immediately before their acquisition by the Company. Heritage Plastics and Liberty, in aggregate, have generated $4 million in sales and $1 million in net income since the acquisition date in fiscal year 2013. The results of Heritage Plastics and Liberty are included within the Global Pipe, Tube & Conduit segment for fiscal year 2013.
There were acquisition related expenses for Heritage Plastics and Liberty of $1 million for the year ended September 27, 2013. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “selling, general, and administrative” on the statements of operations.
These two acquisitions are being aggregated and accounted for as a business combination using the acquisition method of accounting, whereby the purchase price was allocated to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. Fair value measurements have been applied based on assumptions that market participants would use in the pricing of the asset or liability.
The following table summarizes the fair values assigned to the net assets acquired and liabilities assumed as of the September 17, 2013 acquisition date ($ in millions):

Fair value of consideration transferred:
Fair value of equity	$103
103
Fair value of assets acquired and liabilities assumed:
Accounts receivable	21
Inventories	13
Intangible assets	44
Fixed assets	17
Accounts payable	(12)
Net assets acquired	83
Excess purchase price attributed to goodwill acquired	$20
The acquisition resulted in the recognition of $20 million of goodwill, which is nondeductible for income tax purposes. Goodwill consists of the excess of the purchase price over the net of the fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations.
The following table summarizes the preliminary fair value of amortizable intangible assets as of the acquisition date ($ in millions):

	Heritage Plastics and Liberty Plastics
	Fair Value	Weighted Average Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$38	11
Trademark	6	10
Total intangible assets	$44
The estimated fair values of assets acquired and liabilities assumed included in the tables above are preliminary and are based on the information that was available as of the acquisition date. The Company believes the information available as of the acquisition date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations. Thus, the preliminary measurements of fair values set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations by the end of fiscal year 2014.
Pro Forma Impact of Acquisitions
The following table presents unaudited pro forma results of operations for the fiscal years ended September 27, 2013 and September 28, 2012, as if the acquisitions had occurred as of the first day of the fiscal 2012 period ($ in millions):

	Consolidated Successor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012
Net sales	$1,592	$1,641
Net loss	(61)	(10)
The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the Heritage Plastics and Liberty Plastics acquisitions had been completed on September 30, 2011, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the year ended September 27, 2013 and September 28, 2012 were pro forma adjustments to reflect the results of operations of Heritage Plastics and Liberty Plastics as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.
The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the year ended September 27, 2013:

•	Additional amortization expense of $4 million related to the fair value of identifiable intangible assets acquired;

•	Additional depreciation expense of $3 million related to fair value adjustment to fixed assets acquired;

•	Excluded acquisition costs of $1 million;

•	Additional net sales and operating income attributable to acquisitions of $116 million and $11 million, respectively; and

•	Additional income tax expense of $2 million.
The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the year ended September 28, 2012:

•	Additional amortization expense of $4 million related to the fair value of identifiable intangible assets acquired;

•	Additional depreciation expense of $3 million related to fair value adjustment to fixed assets acquired;

•	Included costs of sales of $1 million related to fair value adjustment to inventory acquired;

•	Included acquisition costs of $1 million; and

•	Additional net sales and operating loss attributable to acquisitions of $92 million and $6 million, respectively; and

•	Additional income tax benefit of $1 million.

Fiscal Year 2012 Transactions
On February 15, 2012, the Company purchased all of the outstanding equity interests of various entities under common ownership. These entities are FlexHead Industries, Inc.; SprinkFLEX, LLC; PBJ, LLC; DXL, LLC; and PNM, Inc. (collectively referred to herein as “FlexHead”). The aggregate purchase price was approximately $38 million, paid in cash at the closing, subject to various adjustments relating to working capital, cash on-hand and indebtedness of the acquired companies. The purchase price was funded from borrowings under the Company’s Credit Facility. FlexHead manufactures and sells flexible sprinkler hose fittings. FlexHead generated $14 million in sales and $3 million in net income from the acquisition date to September 28, 2012. The results of FlexHead are included within the Global Pipe, Tube & Conduit segment.
There were acquisition related expenses for FlexHead of less than $1 million for the fiscal year ended September 28, 2012. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “selling, general, and administrative” on the statements of operations.
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
Under the terms of the purchase agreement, the seller has agreed to indemnify and hold harmless the Company, as well as FlexHead’s respective affiliates, from and against any taxes of FlexHead with respect to any tax period ending on or before the closing, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the acquisition. Accordingly, the Company has reflected those liabilities with an offsetting receivable due from the seller of approximately $1 million on the consolidated balance sheet as of September 28, 2012.
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
The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the year ended September 28, 2012:

•	Additional amortization expense of $1 million related to the fair value of identifiable intangible assets acquired;

•	Excluded costs of sales of $1 million related to the fair value adjustment to inventory acquired;

•	Excluded acquisition costs of less than $1 million; and

•	Additional net sales and operating loss attributable to FlexHead of $7 million and less than$1 million, respectively.
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
Stockholder consent rights—Atkore Group and its subsidiaries may not take certain corporate actions without the prior written consent of any stockholder who owns in excess of 25% of capital stock of Atkore Group.
Restrictions on the transfer of equity securities—For so long as CD&R or Tyco own at least 25% of the outstanding capital stock of Atkore Group, without the consent of CD&R or Tyco, (i) no stockholder may transfer any equity securities of Atkore Group (A) to any competitor of Atkore Group (other than in connection with a public offering) or (B) if such transfer would constitute a prohibited transaction and (ii) neither CD&R nor Tyco may transfer any equity securities of Atkore Group if such transfer would (A) involve less than 5% of Atkore Group or (B) prior to the tenth anniversary of the closing of the Transactions (the “Milestone Date”), result in the shares held by CD&R or Tyco, as applicable, at the closing of the Transactions being held by more than four or, after the Milestone Date, more than eight, stockholders that are not affiliates of each other.
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
Goodwill at September 30, 2011, has been restated to reflect the changes for discontinued operations of $6 million, and the reorganization of two reportable segments, as described in Note 1.
During the fiscal year ended September 28, 2012, the Company made a correction associated with filing one of its Predecessor Period tax returns, reducing both deferred tax liability and goodwill by $7 million. In addition, the Company reclassified $1 million of goodwill to assets held for sale associated with a manufacturing facility that was classified as held for sale in the third quarter and subsequently sold in the fourth quarter of fiscal year 2012.

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
3. Related Party Transactions
Trade Activity and Indemnification with Tyco—The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	September 27, 2013	September 28, 2012
Accounts receivable	$1	$1
Receivables due from Tyco and its affiliates-current and noncurrent (see Note 9)	16	16

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Purchases	$1	$6	$6	$1
Net sales	10	16	15	6
Cost of sales	8	13	12	5
Other Related Party Trade Activity—An affiliate of CD&R currently owns equity positions in two of the Company’s customers. The following table presents information regarding related party transactions with these customers ($ in millions):

	September 27, 2013	September 28, 2012
Accounts receivable	$21	$15

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$82	$72	$40	$—
Cost of sales	64	57	31	—
Debt—The Company repaid $400 million and $300 million owed to Tyco and its affiliates for the period from December 23, 2010 to September 30, 2011 and the Predecessor Period, respectively.
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
Insurable Liabilities—Prior to December 23, 2010, the Company was insured for workers’ compensation, general and auto liabilities by a captive insurance company that was wholly-owned by Tyco. The Company paid a premium to obtain insurance coverage during the Predecessor Period. Premiums expensed by the Company were $1 million for the Predecessor Period. The premium expenses are included in the selling, general and administrative expenses in the combined statement of operations.
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
Management Fees—The Company is obligated to pay a $6 million aggregate annual management fee to CD&R and Tyco, subsequent to the Transactions. These fees are to be paid quarterly, in advance, except that the fee for the first calendar quarter of 2011 was paid in arrears. The Company paid $6 million during the fiscal years ended September 27, 2013 and September 28, 2012. The Company paid $5 million for the period from December 23, 2010 to September 30, 2011, and there was no management fee paid in the Predecessor Period. The management fees are included in selling, general, and administrative expense. The management fee is payable to CD&R and Tyco based upon their pro-rata ownership percentage.

4. Inventories, Net
As of September 27, 2013 and September 28, 2012, inventories were comprised of ($ in millions):

	September 27, 2013	September 28, 2012
Purchased materials and manufactured parts	$85	$72
Work in process	24	22
Finished goods	136	126
Inventories, net	$245	$220
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
As of September 27, 2013 and September 28, 2012, the inventory reserve was $9 million and $8 million, respectively.
5. Property, Plant and Equipment
As of September 27, 2013 and September 28, 2012, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	September 27, 2013	September 28, 2012
Land	$16	$17
Buildings and related improvements	109	111
Machinery and equipment	207	180
Leasehold improvements	4	3
Construction in progress	11	8
Property, plant and equipment	347	319
Accumulated depreciation	(87)	(58)
Property, plant and equipment, net	$260	$261

Depreciation expense for the year ended September 27, 2013 and September 28, 2012, totaled $33 million and $34 million, respectively. Depreciation expense for the period from December 23, 2010 to September 30, 2011, and the Predecessor Period totaled $24 million and $6 million, respectively.
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
Trade Names/Trademarks—The Company’s products are marketed under many well-recognized trade names/trademarks, including the Company’s primary brands, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec™, Acroba®, Razor Ribbon®, , FlexHead®, and SprinkFLEX® among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.
Other Intangible Assets—Other intangible assets with determinable lives consist primarily of patents, non-compete agreements and trademarks. These other intangibles are amortized over their estimated useful lives, ranging from 5 to 10 years.
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
The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets ($ in millions):

		September 27, 2013			September 28, 2012
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable intangible assets:
Customer relationships	13	$226	$(38)	$188	$188	$(24)	$164
Other	7	14	(2)	12	8	(1)	7
Total		240	(40)	200	196	(25)	171
Indefinite-lived intangible assets:
Trade names		95	—	95	95	—	95
Total		$335	$(40)	$295	$291	$(25)	$266

Amortization expense for the year ended September 27, 2013 and September 28, 2012 each totaled $15 million. Amortization expense for the period from December 23, 2010 to September 30, 2011 totaled $10 million. There was no amortization expense in the Predecessor Period. The Company estimates that the aggregate amortization expenses will be $19 million in fiscal year 2014, $19 million in fiscal year 2015, $19 million in fiscal year 2016, $19 million in fiscal year 2017, $19 million in fiscal year 2018, $19 million in fiscal year 2019 and $86 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.
Changes in the carrying amount of goodwill for the fiscal years ended September 27, 2013 and September 28, 2012, by operating segment were as follows ($ in millions):

	Global Pipe, Tube & Conduit	Global Cable & Cable Management	Total
September 30, 2011	$85	$45	$130
Acquisitions	10	—	10
Adjustments	(8)	—	(8)
Impairment	—	—	—
September 28, 2012 (1)	$87	$45	$132
Acquisitions	20	—	20
Adjustments	—	—	—
Impairment	—	—	—
September 27, 2013	107	45	152

 _________________

(1)
During the fiscal year ended September 28, 2012, the Company made a correction associated with filing one of its Predecessor Period tax returns, reducing both deferred tax liability and goodwill by $7 million. In addition, the Company reclassified $1 million of goodwill to assets held for sale associated with a manufacturing facility that was classified as held for sale in the third quarter which was subsequently sold in the fourth quarter of fiscal year 2012.

The Company had no goodwill impairments in the fiscal years ended September 27, 2013 and September 28, 2012, and the period from December 23, 2010 to September 30, 2011. As of September 27, 2013, the fair values of the reporting units exceed their respective carrying amount by 10% or more, except at the Pipe, Tube & Conduit North America reporting unit. The fair value of the Pipe, Tube & Conduit North America reporting unit exceeds its carrying value by 6%. The reporting unit’s goodwill balance at September 27, 2013 was $107 million. Adverse changes to the Company’s business environment, changes to the Company’s future cash flows and changes to the discount rate and terminal growth rate could cause the Company to record impairment charges in future periods which could be material.
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

Decrease in fair value	10 basis point increase in discount rate	10 basis point decrease in terminal growth rate
Pipe, Tube and Conduit North America	$6	$2
As of September 27, 2013, the valuation of the Pipe, Tube & Conduit North America reporting unit concluded the fair value exceeded its carrying value by $43 million. The decrease in fair value for the sensitivity analysis would not have indicated that the Company failed step one of the goodwill impairment analysis of the Pipe, Tube & Conduit North America reporting unit. The Company will continue to monitor the recoverability of its goodwill.

7. Accrued and Other Current Liabilities
As of September 27, 2013 and September 28, 2012, accrued and other current liabilities were comprised of ($ in millions):

	September 27, 2013	September 28, 2012
Accrued payroll and payroll related	$17	$18
Accrued interest	$11	$10
Accrued transportation costs	$12	$11
Accrued audit and legal fees	$2	$2
Other	$31	$28
Accrued and other current liabilities	$73	$69
8. Debt
Debt as of September 27, 2013 and September 28, 2012, was as follows ($ in millions):

	September 27, 2013	September 28, 2012
Senior secured notes due January 1, 2018	$410	$410
Asset-based Credit Facility	59	—
Other	3	7
Total debt	472	417
Current portion	(62)	(7)
Long-term debt	$410	$410
On December 22, 2010, Atkore International issued Notes in the principal amount of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, commencing on July 1, 2011. Atkore International’s obligations under the Notes are fully and unconditionally guaranteed on a stand-alone senior secured basis by the Company (the direct parent of Atkore International) and are fully and unconditionally guaranteed on a joint and several senior secured basis by each of Atkore International’s domestic subsidiaries that are a borrower or guarantor under the Credit Facility. The Notes are redeemable at the Company’s option in whole or in part on or after January 1, 2014, with not less than 30 or more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the indenture governing the Notes. In addition, during any 12-month period prior to January 1, 2014, the Company may redeem up to $41 million of the Notes at a redemption price of 103%, plus accrued interest. In the event that Atkore International raises additional equity prior to January 1, 2014, then subject to the restrictions in the Notes, Atkore International may redeem up to 35% of the Notes at a redemption price of 109.875% of par, plus accrued and unpaid interest up to the redemption date. The Company may also redeem the Notes prior to January 1, 2014, in whole or in part at par plus an applicable premium, as defined in the indenture, and applicable and accrued interest. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.
On December 22, 2010, Atkore International also obtained a Credit Facility of up to $250 million, subject to borrowing base availability. The borrowing base is equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. As of September 27, 2013 and September 28, 2012, $59 million and $0 million were drawn, respectively. The Company’s availability under the Credit Facility was $177 million and $233 million as of September 27, 2013 and September 28, 2012, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 2.25%to 2.75%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 1.25% to 1.75%. The Credit Facility matures on December 22, 2015. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, but are not limited to, the timely delivery of quarterly and annual financial statements, certifications to be made by the Company, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens on after acquired property. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the Credit Facility falls below certain levels, the Company would subsequently be required to maintain a minimum fixed charge coverage ratio.
The Company may from time to time repurchase or otherwise retire or extend the Company’s debt and/or take other steps to reduce the Company’s debt or otherwise improve the Company’s financial position. These actions may include open market debt repurchases, negotiated repurchases, and other retirements of outstanding debt and/or opportunistic refinancing of debt. The amount of debt that may be repurchased or otherwise retired or refinanced, if any, will depend on market conditions, trading levels of the Company’s debt, the Company’s cash position, compliance with debt covenants and other considerations. Affiliates of the Company may also purchase the Company’s debt from time to time, through open market purchases or other transactions. In such cases, the Company’s debt would not be retired, in which case the Company would continue to pay interest in accordance with the terms of the debt, and the Company would continue to reflect the debt as outstanding in its consolidated balance sheets.
As of September 27, 2013, management believes that Atkore International was in compliance with all covenants of the Credit Facility and the Notes. Atkore International was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facility.
As of September 27, 2013, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s Notes was $445 million as of September 27, 2013. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes, which were classified within level 1 of the fair value hierarchy.
In the fourth quarter of fiscal year 2013, the Company entered into foreign exchange forward options to mitigate the income statement effect of changes caused by fluctuations in currency rates in the fair value of third-party receivables denominated in foreign currency related to the divestiture of the Brazil business. Gains and losses on these derivative instruments are recorded through earnings. As of September 27, 2013, the fair value of the foreign exchange forward options is $1 million and is included in other current liabilities in the consolidated balance sheet and the loss on the foreign exchange forward options was less than $1 million and was recorded in “selling, general, and administrative” on the statements of operations.
The following table summarizes the notional amount and fair value of the Company’s financial instruments at September 27, 2013 ($ in millions):

		September 27, 2013
	Level	Notional Amount	Fair Value
Foreign exchange forward options	1	$16	$1
Other than the foreign exchange forward options, the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of September 27, 2013 and September 28, 2012 due to their short-term maturities.

9. Income Taxes
Significant components of loss from continuing operations and income tax expense for the fiscal years ended September 27, 2013 and September 28, 2012, the period from December 23, 2010 to September 30, 2011, and the Predecessor Period consisted of the following ($ in millions):

	Successor Company			Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Components of (loss) income from continuing operations before income taxes:
United States	$(19)	$(14)	$(17)	$2
Non-U.S.	(7)	3	2	(1)
(Loss) income from continuing operations before income taxes	$(26)	$(11)	$(15)	$1
Income tax expense (benefit)
Current:
United States:
Federal	$—	$1	$—	$1
State	2	1	2	1
Non-U.S.	1	3	1	1
Current income tax expense	$3	$5	$3	$3
Deferred:
United States:
Federal	$(9)	$(12)	$—	$—
State	—	(1)	(1)	—
Non-U.S.	1	(1)	—	(2)
Deferred income tax (benefit)	(8)	(14)	(1)	(2)
Income tax (benefit) expense	$(5)	$(9)	$2	$1
The mix of foreign losses and domestic losses, along with rate reconciling items as outlined below, impacts the effective tax rate for the periods. Differences between the statutory federal income tax rate and effective income tax rate are summarized below:

	Successor Company			Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Statutory federal tax	35%	35%	35%	35%
Adjustments to reconcile to the effective income tax rate:
State income taxes	3%	1%	—%	148%
Nondeductible transaction costs	—%	—%	(18)%	—%
Nondeductible expenses	(7)%	(6)%	(2)%	—%
Valuation allowance	(13)%	5%	(4)%	390%
U.S. tax effects of unremitted foreign earnings	—%	10%	(19)%	—%
Changes in tax rate	(3)%	(8)%	—%	—%
Finalization of Federal audits	—%	46%	—%	—%
Prior period adjustments	1%	(4)%	—%	—%
Other (1)	2%	2%	1%	66%
Effective income tax rate	18%	81%	(7)%	639%

 _________________

(1)	The “Other” amount related to the Predecessor Period is $0.1 million and relates primarily to other nondeductible expense.
The Company’s effective tax rate for the fiscal year ended September 27, 2013 varies from the U.S. statutory tax rate primarily as a result of losses incurred without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets and foreign jurisdictions in which the deferred tax assets are not expected to be realized.
The Company’s effective tax rate for the fiscal year ended September 28, 2012 differs from the statutory rate due to additional federal net operating losses recognized from the Predecessor Period audit and the tax benefit from income of certain foreign subsidiaries deemed indefinitely reinvested.
For the period from December 23, 2010 to September 30, 2011, the effective tax rate differs from the statutory rate primarily due to non-deductible costs associated with the Transactions and additional tax expense on earning of foreign subsidiaries that were not indefinitely reinvested.
For the Predecessor Period, the effective tax rate varied from the statutory rate primarily due to losses in jurisdictions for which no benefit was recognized due to valuation allowances recorded against deferred tax assets.
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the net deferred income tax asset are as follows ($ in millions):

	September 27, 2013	September 28, 2012
Deferred tax assets:
Accrued liabilities and reserves	$21	$18
Tax loss and credit carryforwards	24	25
Postretirement benefits	7	16
Property, plant and equipment	—	—
Inventory	9	9
Other	3	3
	$64	$71
Deferred tax liabilities:
Property, plant and equipment	$(25)	$(31)
Intangible assets	(92)	(96)
Other	—	—
	(117)	(127)
Net deferred tax liability before valuation allowance	$(53)	$(56)
Valuation allowance	(8)	(5)
Net deferred tax liability	$(61)	$(61)
As of September 27, 2013, the Company has approximately $36 million of federal and $76 million of state net operating loss carryforwards which expire beginning in 2013 through 2032. As a result of the Transactions, the federal net operating loss carryforwards are subject to Internal Revenue Code section 382, which provides an annual limitation on the amount of loss that can be used in future years. The Company does not expect the limitation to impact the ability to utilize the losses prior to their expiration. In certain non-U.S. jurisdictions the Company has net operating loss carryforwards of $27 million which have an expiration period ranging from five years to unlimited.
Valuation allowances have been established on net operating losses and other deferred tax assets in the United Kingdom, China, France, and other foreign and U.S. state jurisdictions as a result of the corporation’s determination that there is less than 50% likelihood that these assets will be realized. As of September 28, 2012, the Company no longer records a valuation allowance against deferred tax assets in Australia as a result of significant positive evidence in the form of expected future taxable income. Furthermore, taxable income in fiscal year 2012 has allowed for the utilization of the entire net operating loss carryforward. As a result, the valuation allowance in Australia was released during the fiscal year ended September 28, 2012. As of September 27, 2013, the Company assessed the need for a valuation allowance against deferred tax assets in France as a result of significant evidence that the assets would no longer be recognized. The significant evidence includes a cumulative three year loss position and expectations of future losses in France. As a result, a full valuation allowance was established in France on current losses and other deferred tax assets.

During fiscal year 2013, the Company recognized an adjustment to deferred tax assets related to prior period adjustments and recorded a benefit of $2 million. During fiscal year 2012, the Company made a correction associated with filing one of its Predecessor Period tax returns, reducing both deferred tax liability and goodwill by $7 million.
As of September 27, 2013, the Company had unrecognized tax benefits of $14 million which, if recognized, would affect the effective tax rate. The remaining balances would not impact the effective tax rate as a result of the indemnification agreement between the Company and Tyco. For uncertainties arising in the post-Transactions period, the Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. An immaterial amount of interest and no penalties were accrued for the period from December 23, 2010 to September 30, 2011. The Company had accrued interest and penalties related to unrecognized tax benefits of less than $1 million for the Predecessor Period. As of September 27, 2013 and September 28, 2012, the Company had accrued interest and penalties related to pre-Transaction periods of $6 million for both periods, in the consolidated balance sheets.
A reconciliation of the beginning and ending amount of unrecognized tax benefit, excluding interest and penalties, is as follows ($ in millions):

Successor Company
For the Period from December 23, 2010 to September 27, 2013
Balance as of December 22, 2010	$18
Additions based on tax positions related to prior years	1
Settlements	(7)
Balance as of September 30, 2011	$12
Additions based on tax positions related to prior years	—
Settlements	(2)
Balance as of September 28, 2012	$10
Additions based on tax positions related to prior years	$4
Settlements	$—
Balance as of September 27, 2013	$14

Predecessor Company
For the Period from September 24, 2010 to December 22, 2010
Balance as of September 24, 2010	$19
Additions based on tax positions related to prior years	—
Settlement	(1)
Balance as of December 22, 2010	$18
During fiscal year 2013, the Company recorded a $4 million unrecognized tax benefit related to prior period adjustments. In fiscal year 2012, the Company settled audits with various taxing jurisdictions resulting in a decrease of $2 million in the balance of unrecognized tax benefits. Tyco administers any audits with various taxing jurisdictions for all periods prior to December 22, 2010. These settlements relate to historical pre-Transactions unrecognized tax benefits and are covered by the Investment Agreement between the Company and Tyco. Accordingly, the decrease in unrecognized tax benefits did not result in a benefit recorded to tax expense.
Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities. The following tax years remain subject to examination by the major tax jurisdictions as follows:

Jurisdiction	Years Open To Audit
France	2010 – 2012
U.S	2005 – 2012
The Company’s income tax returns are examined periodically by various taxing authorities. The Company’s federal tax returns for periods 2005 through 2009 and 2011 are currently under examination by the IRS, and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $1 million to $2 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the Investment Agreement relative to the periods prior to the Transactions.
Other Income Tax Matters
For each of the fiscal years ended September 27, 2013 and September 28, 2012, the Company recorded a deferred tax liability of $2 million, respectively, for U.S. and non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries which the Company does not consider to be indefinitely reinvested. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income are expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such income. As of September 27, 2013, certain subsidiaries had approximately $8 million of undistributed income that we intend to permanently reinvest. A liability could arise if our intentions to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.
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

The net periodic benefit cost for the periods presented was as follows ($ in millions):

	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011
Service cost	$3	$3	$2
Interest cost	4	4	4
Expected return on plan assets	(6)	(5)	(4)
Amortization of actuarial loss	2	1	—
Net periodic benefit cost	$3	$3	$2
Weighted-average assumptions used to determine net periodic pension cost during the period:
Discount rate	3.7%	4.8%	5.5%
Expected return on plan assets	7.0%	8.0%	8.0%
Rate of compensation increase	—%	—%	—%
The net periodic benefit cost was $1 million for the Predecessor Period.
Amounts amortized from accumulated other comprehensive loss is as follows:

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Amortization of:
Unrecognized actuarial loss (gain)	2	1	—	—
The estimated net actuarial loss for pension benefit plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is expected to be $0 million.

The change in benefit obligations, plan assets and the amounts recognized on the consolidated balance sheets was as follows ($ in millions):

Change in benefit obligations:
Benefit obligations as of September 30, 2011	$100
Service cost	3
Interest cost	4
Actuarial loss	16
Benefits and administrative expenses paid	(3)
Benefit obligations as of September 28, 2012	$120
Service cost	3
Interest cost	4
Actuarial gain	(16)
Benefits and administrative expenses paid	(4)
Benefit obligations as of September 27, 2013	$107

Change in plan assets:
Fair value of plan assets as of September 30, 2011	$65
Actual return on plan assets	10
Employer contributions	8
Benefits and administrative expenses paid	(3)
Fair value of plan assets as of September 28, 2012	$80
Actual return on plan assets	9
Employer contributions	6
Benefits and administrative expenses paid	(4)
Fair value of plan assets as of September 27, 2013	$91
Funded status	$(16)
Net amount recognized	$(16)

	September 27, 2013	September 28, 2012
Amounts recognized in the consolidated balance sheets consist of:
Pension liabilities	$(16)	$(40)
Net amount recognized	$(16)	$(40)
Amounts recognized in accumulated other comprehensive loss (before income taxes) consist of:
Net actuarial loss	$(6)	$(27)
Total loss recognized	$(6)	$(27)
Weighted-average assumptions used to determine pension benefit obligations at year end:
Discount rate	4.6%	3.7%
Rate of compensation increase	Not applicable	Not applicable
The accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $107 million and $91 million, respectively, as of September 27, 2013.
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
Pension plans have the following weighted-average asset allocations:

	September 27, 2013	September 28, 2012
Asset Category:
Equity securities	62%	59%
Debt securities	38%	40%
Cash and cash equivalents	—%	1%
Total	100%	100%
The Company evaluates its defined benefit plans’ asset portfolios for the existence of significant concentrations of risk. Types of investment concentration risks that are evaluated include, but are not limited to, concentrations in a single entity, industry, foreign country and individual fund manager. As of September 27, 2013, there were no significant concentrations of risk in the Company’s defined benefit plan assets.
The Company’s plan assets are accounted for at fair value and are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value of assets and their placement within the fair value hierarchy levels. The Company’s asset allocations by level within the fair value hierarchy for the year ended September 27, 2013 and September 28, 2012, are presented in the table below for the Company’s defined benefit plans ($ in millions).

	September 27, 2013				September 28, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. equity securities	$9	$31	$—	$40	$7	$27	$—	$34
Non-U.S. equity securities	—	16	—	16	—	13	—	13
Fixed income securities:
Government and government agency securities	—	14	—	14	—	13	—	13
Corporate debt securities	—	10	—	10	—	9	—	9
Mortgage and other asset-backed securities	—	11	—	11	—	10	—	10
Cash and cash equivalents	—	—	—	—	1	—	—	1
Total	$9	$82	$—	$91	$8	$72	$—	$80
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
Fixed income securities consist primarily of government and agency securities, corporate debt securities, and mortgage and other asset-backed securities. When available, fixed income securities are valued at the closing price reported in the active market in which the individual security is traded. Government and agency securities and corporate debt securities are valued using the most recent bid prices or occasionally the mean of the latest bid and ask prices when markets are less liquid. Asset-backed securities including mortgage backed securities are valued using broker/dealer quotes when available. When quotes are not available, fair value is determined by utilizing a discounted cash flow approach, which incorporates other observable inputs such as cash flows, underlying security structure and market information including interest rates and bid evaluations of comparable securities. As of September 27, 2013, the Company did not have any Level 3 pension assets. Certain fixed income securities are held within commingled funds, which are valued utilizing NAV as determined by the custodian of the fund. These values are based on the fair value of the underlying net assets owned by the fund.

Cash and cash equivalents consist primarily of short-term commercial paper, and other cash or cash-like instruments including settlement proceeds due from brokers, stated at cost, which approximates fair value.
Transfers between levels of the fair value hierarchy (the “hierarchy”) are recognized on the actual date of the event or circumstance giving rise to the transfer, which generally coincides with the Company’s valuation process. There were no transfers between levels of hierarchy during the fiscal years ended September 27, 2013 and September 28, 2012.
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
The Company’s funding policy is to make contributions in accordance with the laws and customs of the various countries in which it operates as well as to make discretionary voluntary contributions from time-to-time. The Company contributed $6 million and $8 million to its pension plans for the fiscal years ended September 27, 2013 and September 28, 2012, which represented the Company’s minimum required contributions to its pension plans for fiscal year 2013 and 2012. The Company contributed $2 million to its pension plans for the period from December 23, 2010 to September 30, 2011, which represented the Company’s minimum required contributions to its pension plans for fiscal year 2011. No contribution was made during the Predecessor Period.
The Company anticipates that it will contribute at least the minimum required contribution of $3 million to its pension plans in fiscal year 2014.
Benefit payments, which reflect future expected service as appropriate, are expected to be paid in each fiscal year as follows ($ in millions):

2014	$4
2015	5
2016	5
2017	5
2018	5
2019-2023	32
Defined Contribution Retirement Plans—The Company also sponsors several defined contribution retirement plans—the 401(k) matching programs. Expense for the defined contribution plans is computed as a percentage of participants’ compensation and was $4 million and $3 million for the fiscal years ended September 27, 2013 and September 28, 2012. Expense for the defined contribution plans was $3 million and $1 million for the period from December 23, 2010 to September 30, 2011, and the Predecessor Period, respectively. Additionally, the Company maintains a Supplemental Executive Retirement Plan (“SERP”) that preceded the acquisition of AFC Cable Systems by Tyco. This plan is fully funded and inactive.
Multi-Employer Plan
On July 14, 2013, the Company decided to withdraw from a multi-employer pension plan. In the fourth quarter of fiscal year 2013, the Company recorded a withdrawal liability of $7 million which was included in selling, general, and administrative expenses.
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

There were 4,717,414 and 1,696,808 stock options to purchase Shares issued under the Stock Incentive Plan as of September 27, 2013 and September 28, 2012, respectively. The total compensation expense related to all share-based compensation plans was $2 million and $1 million for the fiscal years ended September 27, 2013 and September 28, 2012, respectively. The total compensation expense related to all share-based compensation plans for the period from December 23, 2010 to September 30, 2011 and the Predecessor Period was less than $1 million. The compensation expense was included in selling, general, and administrative expenses.
The fair value of each of Atkore Group’s options granted for the periods presented was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012
Expected dividend yield	—%	—%
Expected volatility	60%	60%
Risk free interest rate	0.8%	1.2%
Weighted average expected option life	5.4 years	5.9 years
The weighted-average grant-date fair value of options granted during the year ended September 27, 2013 and September 28, 2012, was $2.69 and $3.09, respectively. No options were exercised during the fiscal years ended September 27, 2013 and September 28, 2012, the period from December 23, 2010 to September 30, 2011, or the Predecessor Period.
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
Stock option activity for the period September 30, 2011 to September 27, 2013, was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of December 23, 2010	—	$—	—	$—
Granted	1,049,600	$10	—	$—
Exercised	—	$—	—	$—
Expired	—	$—	—	$—
Forfeited	(10,250)	$10	—	$—
Outstanding as of September 30, 2011	1,039,350	$10	9.65	$—
Granted	1,009,548	10	9.33	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(352,090)	10	—	—
Outstanding as of September 28, 2012	1,696,808	$10	9.00	$—
Granted	3,161,486	10	9.32	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(140,880)	10	—	—
Outstanding as of September 27, 2013	4,717,414	10	8.87	—
Vested and unvested expected to vest as of September 27, 2013	4,245,673	10	8.87	—
Vested as of September 27, 2013	493,983	$10	7.88	$—

As of September 27, 2013, there was $9 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of three years.
As part of the Stock Incentive Plan, certain key employees committed to purchase a number of Shares over a period of years subsequent to fiscal year 2011. As of September 27, 2013, there were 20,845 Shares to be purchased. The purchases of these Shares will result in the issuance of an additional 54,936 of stock options. During the fiscal years ended September 27, 2013 and September 28, 2012, a total of 14,268 and 17,302 Shares were purchased, respectively, for total gross proceeds of less than $1 million during each of the fiscal years ended September 27, 2013 and September 28, 2012.
Accounting Standards Codification Topic 718-740-25-10, Compensation—Stock Compensation provides that the excess tax benefit and credit to additional paid in capital related to windfall should not be recorded until the tax deduction reduces income taxes payable, on the basis that cash tax savings have not occurred. As a result, the Company did not recognize $1 million of windfall tax benefit for the fiscal year ended September 27, 2013 as no tax savings were recognized due to the Company’s existing tax net operating loss carryover.
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

12. Restructuring Charges
Acroba Restructuring
In the fourth quarter of the fiscal year 2013, the Company committed to close the Company's Acroba S.A.S. ("Acroba") subsidiary's facility in France as part of the Company's continuing effort to reduce its expenses and invest in areas of strategic focus. The plan is part of the Company's effort to reduce costs and to align the Company's organization structure with its strategy. The Company maintained a restructuring reserve related to Acroba Restructuring for employee severance and benefits. The total severance payment of $2 million is expected to be completed during fiscal year 2014.
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
Restructuring reserves
The roll-forward of the reserves is as follows ($ in millions):

The Successor Company:	Acroba	2012 Program	EMEA	2009 Program	2007 Program	Total
Balance as of December 23, 2010	$—	$—	$—	$5	$6	$11
Charges	—	—	2	3	1	6
Utilization	—	—	—	(3)	(1)	(4)
Reversals	—	—	—	(4)	(1)	(5)
Balance as of September 30, 2011	$—	$—	$2	$1	$5	$8
Charges	—	2	—	—	—	2
Utilization	—	(1)	(2)	(1)	(1)	(5)
Reversals	—	—	—	—	(2)	(2)
Balance as of September 28, 2012	$—	$1	$—	$—	$2	$3
Charges	2	—	—	—	2	4
Utilization	—	(1)	—	—	(2)	(3)
Reversals	—	—	—	—	(2)	(2)
Balance as of September 27, 2013	$2	$—	$—	$—	$—	$2

The Predecessor Company:	2009 Program	2007 Program	Total
Balance as of September 25, 2010	$5	$8	$13
Charges	1	—	1
Utilization	(1)	—	(1)
Reversals	—	(2)	(2)
Balance as of December 22, 2010	$5	$6	$11
The net restructuring charges (reversals) for the restructuring activities described above were $2 million and $0 million for the year ended September 27, 2013 and September 28, 2012, respectively, $1 million for the period from December 23, 2010 to September 30, 2011, and ($1) million for the Predecessor Period. The net restructuring charges are included in selling, general and administrative expense.
The net restructuring charges (reversals) by segment were as follows ($ in millions):

	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Global Pipe, Tube & Conduit	$—	$—	$—	$—
Global Cable & Cable Management	2	—	4	—
Corporate	—	—	(3)	(1)
Total restructuring charges	$2	$—	$1	$(1)

Restructuring reserves related to Acroba, 2012 Program, EMEA Restructuring, 2009 Program, and 2007 Program, were included in the Company’s consolidated balance sheets as follows ($ in millions):

	September 27, 2013	September 28, 2012
Accrued and other current liabilities	$2	$3
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
Global Pipe, Tube & Conduit

•
Pipe & Tube - consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEMs and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, barbed tape products for high security perimeter fences, and PVC irrigation piping.

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

Selected information by reportable segment is presented in the following tables ($ in millions):

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales(1):
Global Pipe, Tube & Conduit	$910	$954	$720	$190
Global Cable & Cable Management	606	634	434	119
Elimination of intersegment revenues	(40)	(39)	(19)	(6)
	$1,476	$1,549	$1,135	$303
Operating income (loss):
Global Pipe, Tube & Conduit	$30	$27	$61	$9
Global Cable & Cable Management	28	63	27	9
Corporate and Other	(36)	(51)	(65)	(6)
	$22	$39	$23	$12
Depreciation and amortization:
Global Pipe, Tube & Conduit	$31	$32	$22	$4
Global Cable & Cable Management	16	16	11	2
Corporate and Other	1	1	1	—
	$48	$49	$34	$6
Capital expenditures:
Global Pipe, Tube & Conduit	$10	$11	$11	$4
Global Cable & Cable Management	6	7	19	4
Corporate and Other	—	2	8	3
	$16	$20	$38	$11
 _________________

(1)	Amounts represent sales to external customers and related parties (see Note 3). No single customer represented 10% or more of the Company’s total net sales in any period presented.
The reconciliation of operating income to loss before taxes is as follows ($ in millions):

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Operating income	$22	$39	$23	$12
Interest expense, net	48	50	38	11
(Loss) income from continuing operations before taxes	$(26)	$(11)	$(15)	$1
Corporate and other contains interest expense that is not allocated to the other segments. Total interest expense included in corporate was $49 million and $50 million for the fiscal years ended September 27, 2013 and September 28, 2012, respectively. The interest expense included in corporate and other for the period from December 23, 2010 to September 30, 2011 and the Predecessor Period was $38 million and $11 million, respectively.

Selected information by reportable segment is presented in the following table ($ in millions):

	September 27, 2013	September 28, 2012
Total assets:
Global Pipe, Tube & Conduit	$807	$799
Global Cable & Cable Management	418	434
Corporate and Other	99	96
	$1,324	$1,329
Selected information by geographic area is as follows ($ in millions):

	Successor Company			Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2011
Net sales:
United States	$1,338	$1,406	$1,024	$270
Other Americas	43	46	40	12
Europe	39	44	40	12
Asia—Pacific	56	53	31	9
	$1,476	$1,549	$1,135	$303

	September 27, 2013	September 28, 2012
Long lived assets:
United States	$252	$249
Other Americas	—	—
Europe	10	8
Asia—Pacific	6	6
	$268	$263
As of September 27, 2013, the long-lived assets included $260 million of property, plant and equipment, net, $2 million of SERP pension assets, and $6 million of long-term receivables related to the sale of our Brazil business. As of September 28, 2012, the long-lived assets included $261 million of property, plant and equipment, net, and $2 million of SERP pension assets.

Selected information by product category is presented in the following tables ($ in millions):

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales:
Global Pipe, Tube & Conduit
Pipe & Tube	$521	$533	$389	$95
Conduit	389	421	331	95
Total Global Pipe, Tube & Conduit	910	954	720	190
Global Cable & Cable Management
Cable	383	389	266	69
Cable Management Systems	223	245	168	50
Total Global Cable & Cable Management	606	634	434	119
Elimination of intersegment revenues	(40)	(39)	(19)	(6)
	$1,476	$1,549	$1,135	$303

14. Commitments and Contingencies
The Company has obligations related to commitments to purchase certain goods. As of September 27, 2013, such obligations were $117 million for the next twelve months, $1 million for year two and $0 million thereafter.
The Company leases certain facilities and equipment under operating leases. Total rental expense on all operating leases was $10 million and $9 million in fiscal year 2013 and fiscal year 2012, respectively, $6 million for the period from December 23, 2010 to September 30, 2011, and $2 million in the Predecessor Period. At September 27, 2013, minimum future operating lease payments in excess of one year aggregated $32 million payable as follows: $10 million in 2014, $8 million in 2015, $6 million in 2016, $4 million in 2017, $3 million in 2018 and $1 million in 2019 and thereafter.
Legal Contingencies—The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $8 million and $9 million as of September 27, 2013, and September 28, 2012, respectively. At September 27, 2013 and September 28, 2012, $2 million and $3 million, respectively was included in accrued and other current liabilities in the consolidated balance sheets for this matter. At September 27, 2013 and September 28, 2012, $6 million was included in other long-term liabilities in the consolidated balance sheets for this matter. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $4 million to $13 million.

In October 2013, the State of Illinois filed suit against Allied Tube & Conduit Corporation (“Allied Tube”) alleging violations of the Illinois Environmental Protection Act relating to an oil sheen twice observed in a storm sewer system at the Company's Harvey, Illinois manufacturing facility.  The State seeks an injunction ordering the Company to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law.  The Company has worked with the Illinois Environmental Protection Agency regarding this matter since March 2012. For the year ended September 27, 2013, the Company does not believe that the liability is reasonably estimable and accordingly has not recorded a loss contingency related to this matter.
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
15. Guarantees
The Company has an outstanding letter of credit for $6 million supporting workers’ compensation and general liability insurance policies, and $6 million supporting foreign lines of credit. The Company also has an outstanding letter of credit in the amount of $2 million as collateral for a milestone payment pursuant to the sale of its minority ownership share in Abahsain-Cope Saudi Arabia Ltd., a joint venture in the Middle East. The Company also has $10 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties for leased properties in the amount of $5 million on behalf of the Company and intends to obtain releases from these guarantees related to the Company. Tyco intends to obtain releases from the guarantees related to the Company. The Company has exercised the early termination option on a lease of a facility supported by $8 million of performance guarantees and the termination was completed in the third quarter of fiscal year 2013.
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
16. Discontinued Operations and Dispositions
In August 2013, the Company determined that the Brazil business was no longer strategic to the Company. On August 26, 2013, Atkore International, a subsidiary of the Company, entered into a Share Purchase Agreement (the “Agreement”) with Atkore International Indústria e Comércio de Aço e Materiais Elétricos Ltda. (the “Subsidiary”), Panatlantica S.A. (“Buyer”) and Allied Switzerland GmbH (“Seller”). Pursuant to the Agreement, Seller agreed to sell to Buyer all of the shares of the Subsidiary for 98,700,000 Brazilian Reais. Brazil’s operations and cash flows have been segregated from continuing operations and presented as discontinued operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of Brazil operations previously were included within the Global Pipe, Tube & Conduit segment. The Purchase Price will be paid in four installments, with 60% of the Purchase Price paid at closing and 13.33% of the Purchase Price paid on each of the nine, 12 and 18 month anniversaries of the closing. On September 23, 2013 the Company completed the sale. The total loss, net of tax, from the sale was $20 million.
In February 2012, the Company determined that the Morrisville business was no longer strategic to the Company. This business was under Allied Tube, a wholly-owned indirect subsidiary of the Company. On March 6, 2012, Allied Tube entered into an asset purchase agreement with JMC Steel Group, Inc. (“JMC Steel”) pursuant to which JMC Steel would purchase the real estate, building and improvements of the Morrisville operations for approximately $40 million (the “Morrisville Sale”). Morrisville’s operations and cash flows have been segregated from continuing operations and presented as discontinued operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of Morrisville operations previously were included within the Global Pipe, Tube & Conduit segment. On April 23, 2012, the Company completed the sale. The total loss, net of tax, from the sale was $4 million.

The following tables present the operating results of the Company’s discontinued operations for the fiscal years ended September 27, 2013 and September 28, 2012, the period from December 23, 2010 to September 30, 2011, and the period from September 25, 2010 to December 22, 2010 ($ in millions):
Brazil (Pipe, Tube & Conduit Segment)

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$135	$138	$123	$37
Costs and expenses	156	141	123	38
Operating loss	(21)	(3)	—	(1)
Interest income, net	(1)	(2)	(1)	—
Loss before income tax	(20)	(1)	1	(1)
Income tax expense	3	1	—	—
(Loss) income from discontinued operations	$(23)	$(2)	$1	$(1)
Loss from disposal of discontinued business assets, net of tax	(20)	—	—	—
Loss from discontinued operations and disposal net of income tax expense (benefit) of $3, $1, $0, $0, respectively	$(43)	$(2)	$1	$(1)
Upon completion of the sale of the Brazil business, the Company recognized $20 million of accumulated currency translation adjustment loss that was released from other comprehensive income into net loss.
Morrisville (Pipe, Tube & Conduit Segment)

	Consolidated Successor Company			Combined Predecessor Company
	For the Year Ended September 27, 2013	For the Year Ended September 28, 2012	For the Period from December 23, 2010 to September 30, 2011	For the Period from September 25, 2010 to December 22, 2010
Net sales	$—	$24	$40	$12
Costs and expenses	—	27	42	15
Loss before income tax	—	(3)	(2)	(3)
Income tax benefit	—	1	1	1
Loss from discontinued operations	$—	$(2)	$(1)	$(2)
Loss from disposal of discontinued business assets, net of tax	—	(4)	—	—
Loss from discontinued operations and disposal net of income tax expense of $0, $0, $1, $1, respectively	$—	$(6)	$(1)	$(2)

 The following table shows an analysis of assets and liabilities of discontinued operations as of September 27, 2013 and September 28, 2012 ($ in millions):

	September 27, 2013	September 28, 2012
Current assets	$—	$56
Property, plant and equipment, net	—	22
Other assets	—	9
Total assets of discontinued operations	—	87
Current liabilities	$2	$18
Total liabilities of discontinued operations	$2	$18
Included in both current assets and current liabilities of discontinued operations at September 28, 2012 was $6 million receivable due from Tyco and its affiliates related to a value-added tax matter that was settled in December 2012.
Included in current liabilities of discontinued operations at September 27, 2013 and September 28, 2012 was $2 million and $18 million related to accounts payable and accrued and other current liabilities.
In October 2010, the Company was notified of an assessment by the Rio Grande do Sul State Treasury Secretariat related to the appropriateness of certain value-added tax credits taken in Brazil during the periods 2005 to 2007. The Brazilian government alleges that the Company owes approximately $10 million in taxes, penalties and interest. The Company has vigorously defended the matter based on its belief that its position was in accordance with the applicable law based in part upon the findings of the third party that assisted the Company in documenting and responding to the notice. During the third quarter of fiscal year 2012, the administrative court of Rio Grande do Sul State issued two unfavorable rulings against the Company. In October 2012, the Rio Grande do Sul Treasury Secretariat announced a tax amnesty program that would significantly lessen the Company’s potential loss in this matter by reducing assessed penalties and interest by 75% and 40%, respectively. The Company elected to participate in this program and reached a final agreement with the Treasury Secretariat on November 28, 2012 and settled this matter for $6 million in December 2012. As of September 28, 2012, $6 million was included in liabilities of discontinued operations in the consolidated balance sheet for this matter. As described in Note 9, under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. Accordingly, the Company received a $6 million payment related to the Company’s right to be indemnified by Tyco in connection with this matter in December 2012.
In February 2013, the Company became aware of a $10 million tax assessment by the State of Sao Paulo, Brazil related to Company purchases of raw material from a trading company located in Espiritu Santo in 2007 and 2008. The trading company paid taxes on the raw materials to the State of Espiritu Santo, but Sao Paulo tax authorities alleged that the materials were purchased for use at the Company's Sao Paulo manufacturing facility and were subject to its tax jurisdiction. Sao Paulo authorities contend that manufacturers in their State used trading agents in Espiritu Santo to take advantage of that State's favorable tax rates and to circumvent tax payments in Sao Paulo. In 2009, the governments of Sao Paulo and Espiritu Santo reached agreement regarding the appropriate tax jurisdiction for purchases made by Sao Paulo manufacturers from trading companies in Espiritu Santo. Under the terms of that agreement, taxes on materials purchased by the Company from an Espiritu Santo trading agent pursuant to a valid purchase order would be paid to the State of Espiritu Santo. However, the terms of the agreement do not apply to transactions that occurred prior to 2009. As a result, Sao Paulo continues to assert that it is entitled to tax payments on trading agent transactions involving Sao Paulo manufacturers prior to 2009. The Company strongly maintains it acted in compliance with all applicable laws and has commenced legal action to annul the tax assessment. The Company does not believe that the liability is probable or reasonably estimable and accordingly has not recorded a loss contingency related to this matter. In addition, as described in Note 9, under the terms of the Investment Agreement, Tyco has agreed to indemnify and hold harmless the Company and its subsidiaries from and against any taxes of the Company with respect to any tax period ending on or before the closing of the Transactions, as well as all tax liabilities relating to events or transactions occurring on or prior to the closing date of the Transactions. Tyco has agreed to extend the indemnification to the Buyer; therefore, the Company does not expect to incur any losses related to this matter.

Dispositions
The Company has classified several buildings and an investment in an unconsolidated joint venture as held for sale on the accompanying consolidated balance sheets as of September 27, 2013 and September 28, 2012. The components of assets held for sale at September 27, 2013 and September 28, 2012 consisted of the following ($ in millions):

	September 27, 2013	September 28, 2012
Property, plant and equipment, net	$7	$8
Other assets	3	3
Assets held for sale	$10	$11
In January 2012, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of approximately $10 million, which was paid into an escrow account in May 2012. The escrow remains in the name of the buyer, and the Company retains the benefit of the investment until all deliverables are met. The carrying value of the investment is $3 million and is classified as held for sale. The consideration is to be distributed incrementally from the escrow as certain milestones are reached. The Company will recognize the gain on the sale upon completion of the milestones. On April 30, 2013, the Company received the first tranche of payments of $2 million.
In addition, the Company has decided to sell several buildings. The Company has vacated the premises of the buildings and is actively searching for a buyer on the open market. During the fiscal year ended September 27, 2013, the Company reclassified a building to assets held for sale with a book value of $7 million and determined the fair value of three buildings based on the negotiated selling price and recorded impairment charges of $6 million. In addition, during the fiscal year ended September 27, 2013, the Company sold a building previously classified as assets held for sale for $2 million. During the fiscal year ended September 28, 2012, the Company recorded a $1 million impairment charge. The Company determined the valuation of the buildings, which was classified within level 2 of the fair value hierarchy, utilizing the negotiated sales price. The carrying value of the buildings is $7 million and $8 million at September 27, 2013 and September 28, 2012, respectively.
In September 2013, the Company decided to close the Acroba Facility located in Reux, France. The Company recorded restructuring charges of $2 million, asset impairment charges of $3 million, and other related expenses of $2 million associated with the facility closing.
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
The following tables present financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”),

(d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the fiscal years ended September 27, 2013 and September 28, 2012, for the period from December 23, 2010 to September 30, 2011, and on a combined basis for the period from September 25, 2010 to December 22, 2010. The following financial information presents the results of operations, comprehensive (loss) income, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Successor Company
Condensed Consolidated Statement of Operations
For the Fiscal Year Ended September 27, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,378	$138	$(40)	$1,476
Cost of sales	—	—	1,190	119	(40)	1,269
Asset impairment charges	—	—	6	3	—	9
Selling, general and administrative	—	11	143	22	—	176
Operating (loss) income	—	(11)	39	(6)	—	22
Interest expense, net	—	9	39	—	—	48
(Loss) income from continuing operations before income taxes	—	(20)	—	(6)	—	(26)
Income tax (benefit) expense	—	(9)	2	2	—	(5)
(Loss) income from continuing operations	—	(11)	(2)	(8)	—	(21)
Loss from discontinued operations and disposal, net of tax benefit	—	—	—	(43)	—	(43)
(Loss) income from subsidiaries	(64)	(53)	—	—	117	—
Net (loss) income	$(64)	$(64)	$(2)	$(51)	$117	$(64)
Successor Company
Condensed Consolidated Statement of Operations
For the Fiscal Year Ended September 28, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,448	$140	$(39)	$1,549
Cost of sales	—	—	1,243	116	(39)	1,320
Asset impairment charges	—	—	12	—	—	12
Selling, general and administrative	—	8	149	21	—	178
Operating (loss) income	—	(8)	44	3	—	39
Interest expense, net	—	11	39	—	—	50
(Loss) income from continuing operations before income taxes	—	(19)	5	3	—	(11)
Income tax (benefit) expense	—	(7)	(3)	1	—	(9)
(Loss) income from continuing operations	—	(12)	8	2	—	(2)
Loss from discontinued operations and disposal, net of tax benefit	—	—	(6)	—	—	(6)
(Loss) income from subsidiaries	(8)	4	—	—	4	—
Net (loss) income	$(8)	$(8)	$2	$2	$4	$(8)

Successor Company
Condensed Consolidated Statement of Operations
For the Period from December 23, 2010 to September 30, 2011
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$1,047	$107	$(19)	$1,135
Cost of sales	—	—	886	87	(19)	954
Asset impairment charges	—	—	—	—	—	—
Selling, general and administrative	—	6	118	18	—	142
Transaction-related costs	—	16	—	—	—	16
Operating (loss) income	—	(22)	43	2	—	23
Interest expense, net	—	8	30	—	—	38
(Loss) income from continuing operations before income taxes	—	(30)	13	2	—	(15)
Income tax expense (benefit)	—	7	(6)	1	—	2
(Loss) income from continuing operations	—	(37)	19	1	—	(17)
(Loss) income from discontinued operations and disposal, net of tax benefit	—	—	(1)	1	—	—
(Loss) income from subsidiaries	(17)	20	—	—	(3)	—
Net (loss) income	$(17)	$(17)	$18	$2	$(3)	$(17)

Predecessor Company
Condensed Combined Statement of Operations
For the Period from September 25, 2010 to December 22, 2010
($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Combined
Net sales	$276	$33	$(6)	$303
Cost of sales	233	28	(6)	255
Asset impairment charges	—	—	—	—
Selling, general and administrative	30	6	—	36
Operating income (loss)	13	(1)	—	12
Interest expense, net	10	1	—	11
Income (loss) from continuing operations before income taxes	3	(2)	—	1
Income tax expense (benefit)	2	(1)	—	1
Income (loss) from continuing operations	1	(1)	—	—
Loss from discontinued operations and disposal, net of tax expense	(2)	(1)	—	(3)
Net loss	$(1)	$(2)	$—	$(3)

Successor Company
Consolidated Statement of Comprehensive (Loss) Income
For the Fiscal Year Ended September 27, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(64)	$(64)	$(2)	$(51)	$117	$(64)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	13	13	—	13	(26)	13
Change in unrecognized loss related to pension benefit plans	13	13	13	—	(26)	13
Total other comprehensive income (loss)	26	26	13	13	(52)	26
Comprehensive (loss) income	$(38)	$(38)	$11	$(38)	$65	$(38)

Successor Company
Consolidated Statement of Comprehensive (Loss) Income
For the Fiscal Year Ended September 28, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(8)	$(8)	$2	$2	$4	$(8)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(5)	(5)	—	(5)	10	(5)
Change in unrecognized loss related to pension benefit plans	(6)	(6)	(6)	—	12	(6)
Total other comprehensive (loss) income	(11)	(11)	(6)	(5)	22	(11)
Comprehensive (loss) income	$(19)	$(19)	$(4)	$(3)	$26	$(19)

Successor Company
Consolidated Statement of Comprehensive (Loss) Income
For the Period from December 23, 2010 to September 30, 2011
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(17)	$(17)	$18	$2	$(3)	$(17)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(6)	(6)	—	(6)	12	(6)
Change in unrecognized loss related to pension benefit plans	(11)	(11)	(11)	—	22	(11)
Total other comprehensive (loss) income	(17)	(17)	(11)	(6)	34	(17)
Comprehensive (loss) income	$(34)	$(34)	$7	$(4)	$31	$(34)
Predecessor Company
Consolidated Statement of Comprehensive (Loss) Income
For the Period from September 25, 2010 to December 22, 2010
($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net loss	$(1)	(2)	$—	$(3)
Other comprehensive income:
Change in foreign currency translation adjustment	—	1	—	1
Change in unrecognized loss related to pension benefit plans	1	—	—	1
Total other comprehensive income	1	1	—	2
Comprehensive loss	$—	$(1)	$—	$(1)

Condensed Consolidated Balance Sheet
As of September 27, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1	$54	$—	$55
Accounts receivable, net	—	—	184	21	—	205
Receivables due from Tyco International Ltd. and its affiliates	—	—	—	—	—	—
Inventories, net	—	—	224	21	—	245
Assets held for sale	—	—	10	—	—	10
Prepaid expenses and other current assets	—	9	19	14	—	42
Deferred income taxes	—	—	20	1	—	21
Total current assets	—	9	458	111	—	578
Property, plant and equipment, net	—	—	249	11	—	260
Intangible assets, net	—	—	295	—	—	295
Goodwill	—	—	152	—	—	152
Deferred income taxes	—	—	—	—	—	—
Receivables due from Tyco International Ltd. and its affiliates	—	—	16	—	—	16
Investment in subsidiaries	516	706	—	—	(1,222)	—
Intercompany receivable	—	246	—	—	(246)	—
Other assets	—	15	2	6	—	23
Total assets of continuing operations	516	976	1,172	128	(1,468)	1,324
Total assets of discontinued operations	—	—	—	—	—	—
Total Assets	$516	$976	$1,172	$128	$(1,468)	$1,324
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$59	$—	$3	$—	$62
Accounts payable	—	—	115	12	—	127
Income tax payable	—	—	—	1	—	1
Accrued and other current liabilities	—	11	55	7	—	73
Total current liabilities	—	70	170	23	—	263
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(20)	101	1	—	82
Intercompany payable	—	—	247	(1)	(246)	—
Income tax payable	—	—	16	—	—	16
Pension liabilities	—	—	16	—	—	16
Other long-term liabilities	—	—	18	1	—	19
Total liabilities of continuing operations	—	460	568	24	(246)	806
Total liabilities of discontinued operations	—	—	—	2	—	2
Total Liabilities	—	460	568	26	(246)	808
Shareholder’s Equity:
Common shares and additional paid in capital	607	607	590	149	(1,346)	607
(Accumulated deficit) retained earnings	(89)	(89)	18	(47)	118	(89)
Accumulated other comprehensive (loss) income	(2)	(2)	(4)	—	6	(2)
Total Shareholder’s Equity	516	516	604	102	(1,222)	516
Total Liabilities and Shareholder’s Equity	$516	$976	$1,172	$128	$(1,468)	$1,324

Condensed Consolidated Balance Sheet
As of September 28, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$16	$36	$—	$52
Accounts receivable, net	—	—	184	21	—	205
Receivables due from Tyco International Ltd. and its affiliates	—	—	3	—	—	3
Inventories, net	—	—	196	24	—	220
Assets held for sale	—	—	11	—	—	11
Prepaid expenses and other current assets	—	8	20	5	—	33
Deferred income taxes	—	—	20	1	—	21
Total current assets	—	8	450	87	—	545
Property, plant and equipment, net	—	—	247	14	—	261
Intangible assets, net	—	—	266	—	—	266
Goodwill	—	—	132	—	—	132
Deferred income taxes	—	—	—	1	—	1
Receivables due from Tyco International Ltd. and its affiliates	—	—	13	—	—	13
Investment in subsidiaries	552	628	—	—	(1,180)	—
Intercompany receivable	—	305	—	—	(305)	—
Other assets	—	21	2	1	—	24
Total assets of continuing operations	552	962	1,110	103	(1,485)	1,242
Total assets of discontinued operations	—	—	—	87	—	87
Total Assets	$552	$962	$1,110	$190	$(1,485)	$1,329
Liabilities and Equity
Current Liabilities:
Short-term debt and current maturities of long-term debt	$—	$—	$—	$7	$—	$7
Accounts payable	—	—	108	14	—	122
Income tax payable	—	—	3	1	—	4
Accrued and other current liabilities	—	10	52	7	—	69
Total current liabilities	—	10	163	29	—	202
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(10)	93	—	—	83
Intercompany payable	—	—	302	3	(305)	—
Income tax payable	—	—	13	—	—	13
Pension liabilities	—	—	40	—	—	40
Other long-term liabilities	—	—	11	—	—	11
Total liabilities of continuing operations	—	410	622	32	(305)	759
Total liabilities of discontinued operations	—	—	—	18	—	18
Total Liabilities	—	410	622	50	(305)	777
Shareholder’s Equity:
Common shares and additional paid in capital	605	605	485	149	(1,239)	605
(Accumulated deficit) retained earnings	(25)	(25)	20	4	1	(25)
Accumulated other comprehensive (loss) income	(28)	(28)	(17)	(13)	58	(28)
Total Shareholder’s Equity	552	552	488	140	(1,180)	552
Total Liabilities and Shareholder’s Equity	$552	$962	$1,110	$190	$(1,485)	$1,329

Successor Company
Condensed Consolidated Statement of Cash Flows
For the Fiscal Year Ended September 27, 2013
($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(115)	$153	$(3)	$—	$35
Cash flows from investing activities:
Capital expenditures	—	—	(14)	(1)	—	(15)
Change in (from) due to Atkore Int’l Inc	—	—	(55)	(4)	59	—
Change in due to (from) subsidiaries	—	59	—	—	(59)	—
Acquisitions of businesses, net of cash acquired	—	—	(102)	—	—	(102)
Other	—	—	3	—	—	3
Net cash provided by (used for) investing activities	—	59	(168)	(5)	—	(114)
Net cash provided by discontinued investing activities	—	—	—	27	—	27
Net cash provided by (used for) investing activities	—	59	(168)	22	—	(87)
Cash flows from financing activities
Borrowings under Credit Facility	—	298	—	—	—	298
Repayments under Credit Facility	—	(239)	—	—	—	(239)
Repayments of other long-term debt	—	—	—	—	—	—
Proceeds from short-term debt	—	—	—	9	—	9
Repayments of short-term debt	—	—	—	(12)	—	(12)
Change in due to (from) subsidiaries	—	—	—	—	—	—
Change in parent company investment	—	(3)	—	3	—	—
Net cash provided by financing activities	—	56	—	—	—	56
Net cash provided by discontinued financing activities	—	—	—	—	—	—
Net cash provided by financing activities	—	56	—	—	—	56
Effect of currency translation on cash	—	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	—	—	(15)	18	—	3
Cash and cash equivalents at beginning of period	—	—	16	36	—	52
Cash and cash equivalents at end of period	$—	$—	$1	$54	$—	$55

Successor Company
Condensed Consolidated Statement of Cash Flows
For the Fiscal Year Ended September 28, 2012
($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(10)	$80	$(12)	$—	$58
Cash flows from investing activities:
Capital expenditures	—	—	(16)	(3)	—	(19)
Change in due to (from) subsidiaries	—	94	—	—	(94)	—
Acquisitions of businesses, net of cash acquired	—	(38)	(2)	—	—	(40)
Other	—	—	9	—	—	9
Net cash provided by (used for) investing activities	—	56	(9)	(3)	(94)	(50)
Net cash provided by discontinued investing activities	—	—	40	(3)	—	37
Net cash provided by (used for) investing activities	—	56	31	(6)	(94)	(13)
Cash flows from financing activities
Borrowings under Credit Facility	—	495	—	—	—	495
Repayments under Credit Facility	—	(541)	—	—	—	(541)
Repayments of other long-term debt	—	—	(1)	—	—	(1)
Proceeds from short-term debt	—	—	—	7	—	7
Repayments of short-term debt	—	—	—	(1)	—	(1)
Change in due to (from) subsidiaries	—	—	(94)	—	94	—
Net cash (used for) provided by financing activities	—	(46)	(95)	6	94	(41)
Net cash provided by discontinued financing activities	—	—	—	—	—	—
Net cash (used for) provided by financing activities	—	(46)	(95)	6	94	(41)
Effect of currency translation on cash	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	16	(12)	—	4
Cash and cash equivalents at beginning of period	—	—	—	48	—	48
Cash and cash equivalents at end of period	$—	$—	$16	$36	$—	$52

Successor Company
Condensed Consolidated Statement of Cash Flows
For the Period from December 23, 2010 to September 30, 2011
($ in millions)

	Atkore International Holdings	Atkore International Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(18)	$45	$41	$—	$68
Cash flows from investing activities:
Capital expenditures	—	—	(30)	(4)	—	(34)
Change in due to (from) subsidiaries	—	12	—	—	(12)	—
Purchase price adjustments	—	—	(12)	—	—	(12)
Other	—	—	—	1	—	1
Net cash provided by (used for) continuing investing activities	—	12	(42)	(3)	(12)	(45)
Net cash used for discontinued investing activities	—	—	(1)	(4)	—	(5)
Net cash provided by (used for) investing activities	—	12	(43)	(7)	(12)	(50)
Cash flows from financing activities
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	—	—	(400)	—	—	(400)
Proceeds from issuance of senior secured notes	—	410	—	—	—	410
Borrowings under Credit Facility	—	471	—	—	—	471
Repayments under Credit Facility	—	(425)	—	—	—	(425)
Issuance of long-term debt to subsidiaries	—	(411)	—	—	—	(411)
Proceeds from long-term debt from Atkore International Inc	—	—	399	—	12	411
Change in due to (from) Atkore International	—	—	(1)	1	—	—
Payment of debt issuance costs	—	(38)	—	—	—	(38)
Change in parent company investment	—	3	—	—	—	3
Payment of short-term debt	—	—	—	—	—	—
Proceeds from short-term debt	—	—	—	2	—	2
Capital contribution	—	(4)	—	4	—	—
Net cash provided by (used for) continuing financing activities	—	6	(2)	7	12	23
Net cash provided by discontinued financing activities	—	—	—	(4)	—	(4)
Net cash provided by (used for) financing activities	—	6	(2)	3	12	19
Effect of currency translation on cash	—	—	—	(3)	—	(3)
Net increase in cash and cash equivalents	—	—	—	34	—	34
Cash and cash equivalents at beginning of period	—	—	—	14	—	14
Cash and cash equivalents at end of period	$—	$—	$—	$48	$—	$48

Predecessor Company
Condensed Combined Statement of Cash Flows
For the Period from September 25, 2010 to December 22, 2010
($ in millions)

	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Atkore Combined
Cash flows (used for) provided by operating activities	$(77)	$10	$(67)
Cash flows from investing activities:
Capital expenditures	(10)	(1)	(11)
Change in due to (from) Tyco International Ltd. and its affiliates	405	(48)	357
Net cash provided by (used for) continuing investing activities	395	(49)	346
Net cash used for discontinued investing activities	—	(1)	(1)
Net cash provided by (used for) investing activities	395	(50)	345
Cash flows from financing activities
Repayments of long-term debt due to Tyco International Ltd. and its affiliates, net	(135)	(148)	(283)
Change in parent company investment	(183)	182	(1)
Net cash (used for) provided by continuing financing activities	(318)	34	(284)
Net cash provided by discontinued financing activities	—	(13)	(13)
Net cash (used for) provided by financing activities	(318)	21	(297)
Net decrease in cash and cash equivalents	—	(19)	(19)
Cash and cash equivalents at beginning of period	—	33	33
Cash and cash equivalents at end of period	$—	$14	$14

18. Selected Quarterly Data (Unaudited)
The Company reports its interim quarterly periods on a 13-week basis ending on a Friday with the fiscal year ending on September 27 for fiscal year 2013. In fiscal year 2013, the Company's interim quarterly periods ended December 28, March 29, June 28, and September 27; and in fiscal year 2012, the Company’s interim quarterly periods ended December 30, March 30, June 29, and September 28.
Selected quarterly financial information is presented in the table below for the quarterly periods of fiscal year 2013 and fiscal year 2012.
We have reclassified certain prior period amounts to conform to the current period presentation. Included with the reclassifications are restatements for discontinued operations, as described in Note 16 ($ in millions).

	Fiscal Year 2013
	December 28	March 29	June 28	September 27
Net Sales	$355	$370	$370	$381
Gross profit	51	54	47	55
Loss from continuing operations, net of income tax	(5)	—	(6)	(10)
Income (loss) from discontinued operations and disposal, net of income tax	1	(2)	(24)	(18)
Net loss	$(4)	$(2)	$(30)	$(28)

	Fiscal Year 2012
	December 30	March 30	June 29	September 28
Net sales	$337	$394	$393	$425
Gross profit	45	69	62	53
(Loss) income from continuing operations, net of income tax	(7)	6	1	(2)
(Loss) income from discontinued operations and disposal, net of income tax	(1)	(2)	(4)	1
Net (loss) income	$(8)	$4	$(3)	$(1)

19. Subsequent Events
Acquisition
On October 11, 2013, Atkore Plastic Pipe Corporation, a subsidiary of Atkore International Holdings Inc., completed its previously announced acquisition of substantially all of the assets of EP Lenders II, LLC d/b/a Ridgeline Pipe Manufacturing (“Ridgeline”). The aggregate purchase price for the assets was $40 million subject to adjustment as provided in the asset purchase agreement, by and among Ridgeline, each person identified on the signature pages thereto as a designated member of Ridgeline and Atkore Plastic Pipe Corporation, dated October 4, 2013. The purchase price was funded from borrowings under the Company’s Credit Facility. Ridgeline manufactures and sells PVC conduit, fittings, elbows and plumbing products.
The following table summarizes the fair values assigned to the net assets acquired and liabilities assumed as of the October 11, 2013 acquisition date ($ in millions):

Fair value of consideration transferred:
Fair value of equity	$40
40
Fair value of assets acquired and liabilities assumed:
Accounts receivable	3
Inventories	2
Intangible assets	17
Fixed assets	11
Accounts payable	(2)
Net assets acquired	31
Excess purchase price attributed to goodwill acquired	$9
The following table summarizes the preliminary fair value of amortizable intangible assets as of the acquisition date ($ in millions):

	Ridgeline
	Fair Value	Weighted Average Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$16	10
Other	1	7
Total amortizable intangible assets	$17
The estimated fair values of assets acquired and liabilities assumed included in the tables above are preliminary and are based on the information that was available as of the acquisition date. The Company believes the information available as of the acquisition date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations. Thus, the preliminary measurements of fair values set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations by the first quarter of fiscal year 2015.

Amendment to Credit Facility
On October 23, 2013, Atkore International, entered into the Second Amendment to Credit Agreement and First Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of such date (the “Amendment”), in respect of (i) the Credit Agreement, dated as of December 22, 2010 (as amended by the First Amendment to Credit Agreement, dated as of February 3, 2011, and by the Amendment, the “Credit Agreement”), by and among Atkore International, the several banks and other financial institutions party thereto, UBS AG, Stamford Branch, as administrative agent and collateral agent (the “Collateral Agent”), Deutsche Bank AG New York Branch, as co-collateral agent, and UBS Loan Finance LLC, as swingline lender, and (ii) the Guarantee and Collateral Agreement, dated as of December 22, 2010, by and among the Atkore International, Atkore International Holdings and the subsidiaries of the Company identified therein as guarantors in favor of the Collateral Agent. As part of the amendment, aggregate commitments of the lenders were increased to $300 million from $250 million.
Note Repurchase
On October 24, 2013, Atkore International, Inc. issued an irrevocable notice of redemption relating to $41 million in aggregate principal amount of its currently outstanding 9.875% Senior Secured Notes due 2018 at a redemption price of 103% of the principal amount plus interest accrued to the date of redemption. The notes were redeemed on November 25, 2013. The redemption was funded from borrowings under the Company’s Credit Facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures
The Company carried out an evaluation, under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s “disclosure controls and procedures” (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. The Company completed our acquisitions of Heritage Plastics and Liberty Plastics on September 17, 2013. As permitted by U.S. Securities and Exchange Commission regulations, management’s assessment as of September 27, 2013 did not include the internal controls of Heritage Plastics and Liberty Plastics which are included in our consolidated financial statements as of September 27, 2013. The combined total assets and net assets of Heritage Plastics and Liberty Plastics are $118 million and $103 million, respectively, as of September 27, 2013, and the combined net sales and net income for the year ended September 27, 2013 were $4 million and $1 million, respectively.
Based on that evaluation, which excluded an assessment of internal control over financial reporting of the acquired operations of Heritage Plastics and Liberty Plastics, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2013.

(b)	Management’s Annual Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on the assessment, management concluded that, as of September 27, 2013, the Company’s internal control over financial reporting is effective.

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
Item 9B. Other Information.
Iran Notice
Under Section 13(r) of the Exchange Act as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).  Our affiliate, CD&R, has informed us that an indirect subsidiary of SPIE S.A. (“SPIE”), an affiliate of CD&R based in France, maintained bank accounts during the period covered by this report at Bank Melli with the approval of the Directorate General of the Treasury in the French Ministry of the Economy, Finances and Industry (the “French Treasury”) pursuant to European Union law and, since May 21, 2013, the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”).  Bank Melli is an Iranian bank designated under Executive Order No. 13382.  We had no knowledge of or control over the activities of SPIE or its subsidiaries.  CD&R has informed us that during the period covered by this report, an indirect subsidiary of SPIE indirectly transferred approximately €430,000 from the Bank Melli accounts to France through the use of an intermediary; attempted to transfer approximately €360,000 from the accounts to an affiliate in the U.A.E. through other intermediaries, a portion of which could not be transferred and was returned to it in Iran; made several smaller withdrawals from the accounts to pay taxes, office rent, the salary of one employee and other administrative expenses; and used the accounts to pay approximately €120,000 owed to a vendor in Iran, which the vendor then refunded to the accounts as a result of a clerical error.  CD&R has informed us that no transactions in the accounts have taken place since February 2013, that the relevant SPIE entities received authorization from the French Treasury for the transfers out of the accounts, that SPIE and its subsidiaries obtained no revenue or profit from these transactions, that CD&R and SPIE have disclosed these matters to the Office of Foreign Assets Control in the U.S. Treasury Department (“OFAC”), that SPIE and its subsidiaries intended to comply with all applicable laws, and that SPIE and its subsidiaries intend to conduct only such transactions and dealings with Bank Melli in the future as are authorized by the French Treasury and OFAC.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The following table sets forth the executive officers of Atkore International, Inc. (“Atkore International”). Atkore International is a 100% owned subsidiary of Atkore International Holdings Inc., which is a holding company with no operations and no assets other than its investments in its subsidiaries, and it conducts all of its operations through its subsidiaries. The respective age and position of each individual in the table below is as of December 1, 2013.

Name	Age	Position
John P. Williamson	52	President and Chief Executive Officer
James A. Mallak	58	Vice President and Chief Financial Officer
William E. Taylor	60	President, Allied Tube & Conduit
Robert A. Pereira	62	President, AFC Cable Business Unit
Steven G. Elsdon	41	President, Unistrut International Business Unit
William E. Waltz	49	President, Plastic Pipe & Conduit
Gary E. Uren	53	Vice President, Business Development & Strategy
Kevin P. Fitzpatrick	49	Vice President, Global Human Resources
Daniel S. Kelly	53	Vice President, General Counsel and Corporate Secretary
Atkore International Holdings Inc. owns all of Atkore International’s outstanding capital stock, and Atkore International Group Inc. (“Atkore Group”) owns all of the outstanding capital stock of Atkore International Holdings Inc. As a result, the following table discloses the members of the Board of Directors of Atkore Group (the “Board of Directors”), as they have power to direct the decisions made by Atkore International Holdings Inc.’s sole shareholder. In connection with the closing of the Transactions (described in Part I, Item 1. “Business”), Atkore Group, Tyco International Holdings S.a.r.l. (“Seller”) and CD&R Allied Holdings, L.P., an affiliate of the private equity firm Clayton, Dubilier & Rice, LLC (“CD&R”), entered into a Stockholders Agreement which sets forth certain terms and conditions regarding the equity securities of Atkore Group and its subsidiaries including certain provisions regarding the management of Atkore Group and its subsidiaries and the appointment of directors. Pursuant to the Stockholders Agreement, the Board of Directors is currently comprised of eight directors. CD&R currently has the right to designate four directors, and Seller currently has the right to designate three directors. The Chief Executive Officer of Atkore Group is the eighth director. For more information on the Stockholders Agreement, see Item 13. “Certain Relationships and Related Transactions, and Director Independence.” Each of the directors has been a member of the Board of Directors since the Transactions, except Mr. Williamson, who has been a director since June 1, 2011, and Mr. Roche, who has been a director since January 17, 2012. The respective age of each individual in the table below is as of December 1, 2013.

Name	Age	Position
Philip W. Knisely	59	Chairman of the Board
John P. Williamson	52	Director
James G. Berges	66	Director
Nathan K. Sleeper	40	Director
Jonathan L. Zrebiec	33	Director
George R. Oliver	53	Director
Robert M. Roche	46	Director
Mark P. Armstrong	51	Director
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

James A. Mallak, Vice President and Chief Financial Officer, joined Atkore International in March 2012. Prior to joining Atkore International, from March 2008 to March 2012, Mr. Mallak served as Managing Director at Alvarez & Marsal, a global professional services firm, where he focused on international financial management, corporate financial administration, merger and acquisition transactions and corporate restructurings. From 2004 to 2007, Mr. Mallak was the Chief Financial Officer at Tower Automotive Inc. with responsibility for ensuring the financial integrity of 48 manufacturing locations. Tower Automotive filed for bankruptcy in February 2005. Mr. Mallak also served as Executive Vice President and Chief Financial Officer for two operating segments of Textron, Inc., a global manufacturer for the aerospace and defense, automotive and transportation, as well as industrial manufacturing industries. Mr. Mallak earned a Master's of Business Administration from the Eli Broad College of Business at Michigan State University and a Bachelor's degree in Accounting from Michigan State University.
William E. Taylor, President - Allied Tube & Conduit, has served in his current position since February 2013. Prior to joining Atkore International, he spent 10 years in senior executive positions with ITT Corporation, including most recently, he spent four years as President of Interconnect Solutions, a division of ITT Corporation that designs, manufactures and sells a broad range of highly-engineered interconnect devices and cable assemblies for harsh environment applications. Prior to that, from 2006 to 2008, Bill served as President of ITT China and India with responsibility for the corporate and sales operations of all of ITT's businesses in that region, as well as leading ITT's entry into India. Mr. Taylor earned a Bachelor of Science degree in Technical Management from Regis University.
Robert A. Pereira, President, AFC Cable Business Unit, has held this position since April 2011. He joined AFC Cable Systems with the Predecessor Company in 1985 and has served in a number of key management roles. Most recently, he has been responsible for all operational areas, including strategic planning, manufacturing, distribution, human resources and product development, where he has been prominent in developing a number of our patented and patent pending products. Prior to joining AFC Cable Systems, Mr. Pereira was Vice President and General Manager for the Electrical Products Division of Revere Copper and Brass. Mr. Pereira holds a Bachelor's degree in Management from the University of Massachusetts and has completed additional studies at Northeastern University's Executive MBA program.
Steven G. Elsdon, President, Unistrut International Business Unit, was named to his current position in October 2012. He joined the Predecessor Company in 2005. He served as President of North America Cable Management Systems from April 2011 to October 2012 and as Vice President of Sales & Marketing for Columbia-MBF, a supplier of steel and aluminum conduit accessories, cable, raceways, connection and supporting solutions for the Canadian market from September 2005 to April 2011. Prior to that, Mr. Elsdon spent more than ten years in sales and marketing roles of increasing responsibility at Cooper Industries. He has completed courses at the executive education center at Shulich School of Business, York University and holds a Master's Certificate in Business Administration from York University.
William E. Waltz, President, PVC Conduit, has served in his current position since July 2013. Prior to joining Atkore International, he was Chief Executive Officer at Strategic Materials, Inc., North America’s largest glass recycling company where he was successful in executing multi-year strategic plans that drove aggressive growth, including opening new plants. Prior to that he served as President of Pentair Flow Technologies, where he led the global business division comprised of nine factories with more than 3,000 employees worldwide. Bill earned a Master of Business Administration from Northwestern University, Kellogg Graduate School of Management, a Master of Science in Computer Science from Villanova University, a Bachelor of Science in Industrial Engineering from Pennsylvania State University, and he is a graduate of General Electric’s Information Systems Management Program.
Gary E. Uren, Vice President, Business Development & Strategy, was named to his current position in October 2012 and has responsibility for managing the business portfolio at Atkore International, including mergers, acquisitions, divestitures and corporate strategic planning. Mr. Uren previously served as President of Europe, Middle East, Australia (“EMEA”) & Asia Pacific (“APAC”) from 2010 to 2012. He joined the Predecessor Company in 2008 as Managing Director for the APAC region with responsibility for growing the Australia business as well as developing manufacturing capabilities in Changshu, China. Mr. Uren has 20 years of experience as a senior executive in the Electrical Products, Technology and Building Services sectors, working extensively throughout Australia and Asia. Prior to joining Atkore International, Mr. Uren was Managing Director of Legrand Australia/New Zealand for eight years and Director of HPM-Legrand. Mr. Uren concurrently served as a Director of Australian Electrical and Electronic Manufacturers' Association ("AEEMA"), the peak representative body for the Australian Electrical ICT & Electronics industries. He holds a diploma in Management from St. George Technical College and a Master's of International Business (MBA) from Southern Cross University.
Kevin P. Fitzpatrick, Vice President, Global Human Resources, has served as Vice President for Global Human Resources since January 2012. Prior to that, Mr. Fitzpatrick served as Vice President of Human Resources for A.M. Castle & Company, a global distributor of specialty metals and supply chain services for aerospace, oil and gas, heavy equipment and other industries, from 2009 to 2012. Mr. Fitzpatrick also served as Vice President, North American Human Resources and Administration for UPM Kymmene Corporation, a global forest products manufacturer, from 2001 to 2009. His past experience includes leadership roles in other manufacturing companies, where he was responsible for compensation and benefits, labor relations, talent acquisition and management, training, and employment matters. Mr. Fitzpatrick earned a Master's of Business Administration degree from Northwestern University Kellogg School of Management, a Juris Doctor degree from Marquette University Law School, and a Bachelor of Arts degree in Business Administration from the University of Wisconsin, Whitewater.
Daniel S. Kelly, Vice President, General Counsel & Corporate Secretary, has served in his current position since September 2013. Prior to joining Atkore International, he spent 20 years working in strategic legal roles within ITT Corporation and its spinoff, Xylem, Inc., most recently from 2011 to 2013 as Deputy General Counsel and acting General Counsel of the $3.8 billion spin-off which manufactures equipment that transports, treats and tests water and wastewater. From 2010 to 2011, he was Vice President and General Counsel at ITT Fluid and Motion Control, covering ITT's commercial business worldwide and from 2008 to 2010 served as Vice President and General Counsel at ITT Defense Electronics & Services. Mr. Kelly also spent three years at ITT headquarters as Deputy General Counsel, Director Field Legal Support. Mr. Kelly earned a Juris Doctor degree with honors from Loyola University of Chicago School of Law and a Bachelor of Science in Foreign Service with a focus on International Economics from Georgetown University.
Phillip W. Knisely, Chairman, is an operating advisor to CD&R. In 2010, he retired from Danaher Corporation, a leading manufacturer of medical equipment and environmental and professional instrumentation, where he served for ten years as Executive Vice President and Corporate Officer. He was a member of the Office of the Chief Executive managing the performance, corporate strategy, and organization evolution of Danaher Corporation. Mr. Knisely continues in a consulting capacity for Danaher. Prior to joining Danaher, he was Co-Founder, President and Chief Executive Officer of Colfax Corporation, where he managed portfolio companies totaling $900 million in revenue with $200 million in equity capital investments. He served as President of AMF Industries, a privately held diversified manufacturer from 1988 to 1995, and before that, had a ten-year career with Emerson Electric Co. Mr. Knisely holds a BSIE from General Motors Institute and a Master’s of Business Administration from the Darden School of Business. Mr. Knisely was a 1977 Shermet Award winner while at Darden and today is the Chairman for the Darden School Foundation Board of Trustees. Mr. Knisely is also Chairman of the Board of Directors of Roofing Supply Group, Inc., and was a Director of Diversey Holdings Inc. and Diversey Inc. from 2010 to 2011.
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
Nathan K. Sleeper, Director, is a partner of CD&R, having joined its predecessor, CD&R, Inc. in 2000. Prior to joining CD&R, Inc., he was employed by Goldman, Sachs & Co. in the investment banking division and by Tiger Management. Mr. Sleeper serves as a Director of U.S. Foods, Inc., NCI Building Systems, Inc., Hussmann International, Inc., HD Supply, Inc., Roofing Supply Group, Inc., and Wilsonart International Holdings, LLC, and served as a Director of Hertz Global Holdings, Inc and the Hertz Corporation from 2005 to 2011 and Culligan Ltd. from 2004 to 2012. Mr. Sleeper holds a Bachelor’s degree from Williams College and a Master’s of Business Administration from Harvard Business School.
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

Robert M. Roche, Director, is Vice President and General Auditor of Tyco. He joined Tyco in July 2003, serving as Director, Financial Planning & Analysis from 2003 to 2005, Controller of Tyco Fire & Security from 2005 to 2006, Chief Financial Officer of the Fire Suppression & Building Products business from 2006 through 2009, Chief Financial Officer of Tyco Fire Protection from 2009 through 2011, and Vice President of Financial Operations for the Tyco Fire & Security Segment through September 2012. Prior to joining Tyco, Mr. Roche held leadership roles at Bristol-Myers Squibb, including Director of Corporate Financial Analysis, Director of Finance for the Virology Unit, and Finance Manager for the Latin America region. Mr. Roche earned a Bachelor’s degree in Accounting from the University of Scranton and a Master’s of Business Administration degree from New York University’s Stern School of Business and is a certified public accountant.
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
Committees of the Board of Directors
The Board of Directors of Atkore Group has an Audit Committee, a Compensation Committee and a Governance Committee, all of which report to the Board of Directors as they deem appropriate, and as the Board of Directors may request.
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
Meetings of the Board of Directors and Committees
During fiscal year 2013, the Board of Directors held seven meetings, the Compensation Committee held three meetings, the Governance Committee held one meeting and the Audit Committee held four meetings. Atkore Group requires each director to regularly attend meetings of the Board of Directors and all committees of the Board of Directors upon which the directors serve. All directors attended at least 75% of meetings of the Board of Directors and committees thereof of which he was a member, except Mr. Berges who did not attend the one Governance Committee meeting held in May.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Introduction
The Compensation Discussion and Analysis section discusses and analyzes the executive compensation program for Atkore International’s named executive officers for fiscal year 2013: Mr. John Williamson, President and Chief Executive Officer (“CEO”); Mr. James Mallak, Vice President and Chief Financial Officer; Mr. Kevin Fitzpatrick, Vice President, Global Human Resources; Mr. Robert Pereira, President, AFC Cable; Mr. William Taylor, President, Allied Tube & Conduit (collectively, the “named executive officers” or “NEOs”).
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
The Role of Management
The CEO recommends to the Compensation Committee compensation packages for executives who report directly to him. The Vice President of Global Human Resources also provides input on compensation for each of the executives other than himself. In fiscal year 2013, prior to each Compensation Committee meeting, the CEO and the Vice President of Global Human Resources provided input on the materials prepared by management and presented to the Committee.
Elements of Compensation
For fiscal year 2013, the principal components of compensation for executive officers were:

•	Base salary;

•	Annual incentive compensation paid in the form of cash bonuses;

•	Long-term equity incentive compensation; and

•	Retirement savings plans.
Base Salary
Base salary represents the fixed portion of our named executive officers’ total compensation. Although the Compensation Committee believes that a substantial portion of each executive officer’s total compensation should be “at risk,” the Compensation Committee also recognizes the importance of setting market competitive base salaries to attract, retain and motivate top talent. In setting annual base salary levels, the Compensation Committee takes into account competitive considerations, individual performance, and time in position, internal pay equity, and the impact on our selling, general and administrative expenses. In fiscal year 2013, decisions regarding executive salaries were determined primarily by a review of salary data for the 50th percentile in the external market for similarly sized companies from a revenue perspective. In fiscal year 2013, we utilized data from the Towers Watson Top Management Compensation survey as our primary benchmark data. Additionally, we also reviewed information from CompData surveys for a market reference point within the manufacturing industry. Executives’ salaries vary based on a review of individual performance and the other above referenced criteria. As of August 1, 2013, base salaries for the named executive officers were as follows: Mr. Williamson, $575,000; Mr. Mallak, $393,750; Mr. Fitzpatrick, $315,000; Mr. Pereira, $257,250 and Mr. Taylor, $375,000.
Annual Incentive Plan Compensation

Our AIP is designed primarily to reward growth in EBITDA (which is earnings before interest, taxes, depreciation and amortization, adjusted to exclude certain non-cash and unusual items) and number of working capital days. In fiscal year 2013, the Compensation Committee, in its discretion under the AIP, decided to define EBITDA under the AIP as Economic EBITDA for fiscal year 2013 and going forward. Economic EBITDA includes an adjustment to EBITDA to eliminate steel and copper price volatility throughout the year, which adjusts the cost of sales to substitute an estimate of current period, current market steel and copper materials cost for the accounting cost, which is done on a first-in, first-out ("FIFO") basis. The Company believes this adjustment represents a more accurate view of the Company's economic performance by aligning the relationship between pricing and steel and copper cost in the same period. Use of the FIFO costing method, as we do in our GAAP accounting records, results in higher spreads when steel and copper costs are rising and lower spreads when steel and copper costs are falling. That difference may be significant and may result in distorted performance comparisons. The use of Economic EBITDA eliminates a significant portion of this volatility. The Compensation Committee believes that, over a number of years, the effect of using this Economic EBITDA metric should result in more consistent Company performance to target levels. Additionally, each executive has a portion of his or her AIP compensation based on individual performance. For fiscal year 2013, individual performance was measured against objectives including cost management, strategic initiatives and talent development. These metrics measure the success of the most important elements of our business strategy and require Atkore International to balance increases in revenue with financial discipline to produce strong margins and a high level of cash flow. Final payouts are capped at 200% of target. For fiscal year 2013, the performance metrics applicable to the named executive officers were weighted as follows:

Economic EBITDA	65%
Working Capital Days	25%
Personal Performance Objectives	10%
For fiscal year 2013, the actual financial numbers assigned to Economic EBITDA and change in Working Capital Days were as follows ($ in millions):

	Threshold	Target	Maximum	Actual
Economic EBITDA	$116.1	$154.8	$193.5	$122.2
Working Capital Days	79.5	75.7	69.6	78.1
Payout Percentage	50%	100%	200%	64.8%
For fiscal year 2013, the personal performance component was weighted as follows:

	Threshold	Target	Maximum
Personal Performance	—%	10%	20%
For fiscal year 2013, the Compensation Committee considered the following factors in determining the personal performance component for our named executive officers under the AIP: (i) input from the CEO; (ii) personal observation of performance; and (iii) the named executive officer’s achievement of individual objectives, which included cost management, strategic initiatives and talent development. In addition, the Compensation Committee has discretion to reduce award amounts if it deems appropriate and to increase award amounts for outstanding contributors. The Chairman of the Board of Directors recommended the AIP award for the CEO. This recommendation was subsequently approved by the Compensation Committee. The Compensation Committee approved the AIP recommendations made by the CEO for the other named executive officers without any changes.
The table below shows the threshold, target and maximum bonus payments set for the named executive officers under the Company’s AIP for fiscal year 2013, as well as the actual bonus payments that each of the named executive officers received.
Fiscal Year 2013 AIP Bonus Summary

Named Executive Officer	Target Bonus Opportunity as percentage of Salary %(2)	Threshold $	Target $	Maximum $	Actual $
John P. Williamson	100%	$287,500	$575,000	$1,150,000	$372,600
James A. Mallak	60%	$118,125	$236,250	$472,500	$153,090
Kevin P. Fitzpatrick	50%	$78,750	$157,500	$315,000	$100,485
Robert A. Pereira	50%	$64,313	$157,500	$315,000	$83,349
William E. Taylor(1)	50%	$60,783	$121,566	$243,132	$77,559

(1)	Under his offer letter, Mr. Taylor's AIP bonus has been prorated from his employment start date of February 4, 2013.

(2)	Target Bonus Opportunity under the AIP is equivalent to the target percentage of the individual's annual base salary as of August 1, 2013.

Atkore International Group Inc. Stock Incentive Plan
On May 16, 2011, the Board of Directors adopted the Atkore International Group Inc. Stock Incentive Plan (the “Stock Incentive Plan”). A maximum of six million shares of common stock of Atkore Group (“Common Stock”) are reserved for issuance under the Stock Incentive Plan. The Stock Incentive Plan provides for stock purchases and grants of other equity awards including non-qualified stock options, restricted stock, and restricted stock units, to officers and key employees. As of September 27, 2013, there were 366,405 shares of Common Stock outstanding as a result of stock purchases under the Stock Incentive Plan and 4,717,414 shares underlying outstanding stock options issued under the Stock Incentive Plan. As of September 27, 2013, Mr. Williamson, Mr. Mallak, Mr. Fitzpatrick, Mr. Pereira and Mr. Taylor have purchased 100,000 shares, 30,000 shares, 30,000 shares, 20,000 shares and 25,000 shares, respectively, and received stock options to purchase 400,000 shares, 90,000 shares, 90,000 shares, 60,000 shares and 75,000 shares, respectively, of Common Stock pursuant to the Stock Incentive Plan.
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
The Board of Directors has approved the issuance of stock options to align executives’ compensation to the return earned by shareholders, thereby incentivizing executives to increase shareholder value. Options, including those granted in fiscal year 2013, have an exercise price equal to $10 on the grant date, vest ratably over five years unless earlier forfeited and have a term of ten years. In fiscal year 2013, the Compensation Committee approved an annual grant of stock options on December 7, 2012. For the fiscal year 2013 stock option grant, the Compensation Committee approved a shift in grant strategy for the NEOs. In order to further align the management team's interests with the interests of shareholders, the Compensation Committee agreed to award “one time” stock option grants to certain key members of management in place of “annual” stock option awards that would have been granted during the next three to four years. The number of options granted to each of the named executive officers on December 7, 2012 was as follows: Mr. Williamson, 350,000; Mr. Mallak, 210,000; Mr. Fitzpatrick, 210,000 and Mr. Pereira, 200,000. Pursuant to the terms of his employment agreement as described below under the heading “Employment Agreements,” as a result of purchasing shares of Common Stock under the Stock Incentive Plan, Mr. Taylor was granted 75,000 matching options on June 17, 2013. Additionally, Mr. Taylor was also awarded a "one time" stock option grant of 180,000 stock options on March 4, 2013. The cost of stock options, based on the fair market value of Atkore Group’s shares on the date of grant, is being charged to selling, general and administrative expenses over the respective vesting periods.
The Compensation Committee generally makes equity grants at approximately the same time each year (during the first fiscal quarter) following our release of financial information; however, the Compensation Committee may choose to make equity awards outside of the annual broad-based grant (i.e., for new hires, including as described above for Mr. Taylor). It is the Compensation Committee’s practice not to grant equity awards when Atkore Group or its subsidiaries possess material non-public information. Stock options may be granted only with an exercise price at or above the fair market value of Atkore Group’s stock by using the Black-Scholes option pricing model.
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
(b) the merger, consolidation or other similar transaction involving Atkore Group, as a result of which both (i) persons who were stockholders of Atkore Group immediately prior to such merger, consolidation, or other similar transaction do not, immediately thereafter, own, directly or indirectly, more than 50% of the combined voting power entitled to vote generally in the election of directors of the merged or consolidated company, and (ii) any or all of the Investors (individually or collectively) do not, immediately thereafter, own, directly or indirectly, more than 50% of the combined voting power entitled to vote generally in the election of directors of the merged or consolidated company;
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
Perquisites
In general, Atkore International provides limited perquisites to the named executive officers. For fiscal year 2013, Mr. Taylor, in his leadership role for Allied Tube & Conduit, received perquisites related to commuting and local housing expenses in or around Chicago, Illinois, as he has maintained his primary residence in California. For a description of the perquisites paid to our named executive officers please see the Summary Compensation table below.
Employment Agreements
Atkore International has entered into employment agreements with or has extended offer letters to certain of its named executive officers for recruitment and retention purposes, including Mr. Williamson, Mr. Mallak, Mr. Fitzpatrick and Mr. Taylor. The specific terms of these agreements are described below under the heading “Employment Agreements” following the “Grants of Plan-Based Awards” table.
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

Analysis of Risk as Related to Compensation Philosophy & Practice
The Company, with oversight from the Compensation Committee, reviews our executive compensation structure to determine whether our compensation policies and practices encourage our executive officers and employees to take unnecessary or excessive risks and whether these policies and practices properly mitigate risk. As described above, our compensation structure is designed to incentivize executives and employees to achieve Company financial and strategic goals as well as individual performance goals that promote long-term shareholder returns. The compensation architecture balances this design with multiple elements intended to discourage excessive risk-taking by executives and employees to obtain short-term benefits that may be harmful to our Company and our shareholders in the long term. We believe our compensation program is reasonable from a risk-taking perspective and that it appropriately includes (i) a balance of performance measures, including profitability and growth metrics and strategic and qualitative factors, (ii) specific individual performance goals, (iii) reasonable and limited positive potential and (iv) a longer-term orientation through the use of equity awards. Based on the foregoing, we believe that our compensation programs do not create risks that are reasonably likely to have a material adverse effect on our business or results of operations.

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

NATHAN K. SLEEPER, CHAIRMAN PHILIP W. KNISELY GEORGE R. OLIVER

EXECUTIVE COMPENSATION
Historical Compensation Information
The following table reflects compensation earned by our named executive officers.
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus(4) ($)	Stock Awards ($)	Option Awards(5) ($)	Non-Equity Incentive Plan Compensation(6) ($)	All Other Compensation(7) ($)	Total ($)
John P. Williamson(1)	2013	556,154	—	—	924,000	372,600	7,500	1,860,254
President and Chief Executive Officer	2012	519,231	—	—	259,200	435,240	80,773	1,294,444
	2011	159,615	1,000,000	—	1,216,000	164,420	—	2,540,035

James A. Mallak(2)	2013	383,654	—	—	554,400	153,090	12,191	1,103,335
Vice President and Chief Financial Officer	2012	216,346	150,000	—	235,800	128,571	19,214	749,931

Kevin P. Fitzpatrick(3)	2013	306,923	—	—	554,400	100,485	8,400	970,208
Vice President, Global Human Resources	2012	213,462	200,000	—	252,000	108,791	5,885	780,138

Robert A. Pereira	2013	250,654	—	—	528,000	83,349	5,823	867,826
President, AFC Cable

William E. Taylor	2013	237,979	—	—	712,650	77,559	30,865	1,059,053
Vice President, Allied Tube & Conduit

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

(4)	Bonus amounts reflect signing bonuses paid to Mr. Williamson, Mr. Mallak and Mr. Fitzpatrick, as described under the heading “Employment Agreements.”

(5)
Amounts represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. Fiscal year 2013, 2012 and 2011 amounts reflect stock option grants awarded under the Stock Incentive Plan, discussed in further detail in the section titled “Compensation Discussion and Analysis” under the heading “Atkore International Group Inc. Stock Incentive Plan.” The Black-Scholes model is used to estimate the fair value of stock options, resulting in an estimated value of $3.07 for options granted on June 17, 2013; $2.68 for options granted on March 4, 2013; $2.64 for options granted on December 7, 2012; $2.62 for options granted on July 30, 2012; $2.98 for options granted on April 4, 2012; $3.24 for options granted on December 7, 2011; $3.24 for options granted on December 2, 2011; $3.04 for options granted on June 1, 2011; and $2.80 for options granted on May 16, 2011. See Note 11 of Part II, Item 8 of this Form 10-K for the assumptions used in the Black-Scholes option pricing model.

(6)
Amounts reflect annual cash incentive compensation under the AIP. For more information, see the section titled “Compensation Discussion and Analysis” under the heading “Annual Incentive Plan Compensation.”

(7)	Amounts represent certain perquisites and retirement plan contributions as shown in the following table:

ALL OTHER COMPENSATION

Name	Year	Perquisites(a) ($)	Retirement Plan Contributions(b) ($)	Severance ($)	Total ($)
John P. Williamson	2013	—	7,500	—	7,500
	2012	65,052	15,721	—	80,773
	2011	—	—	—	—

James A. Mallak	2013	3,249	8,942	—	12,191
	2012	13,156	6,058	—	19,214

Kevin P. Fitzpatrick	2013	—	8,400	—	8,400
	2012	—	5,885	—	5,885

Robert A. Pereira	2013	—	5,823	—	5,823

William E. Taylor	2013	28,846	2,019	—	30,865

(a)
Perquisites in fiscal year 2013 for Mr. Taylor consist of a stipend to be used as reimbursement for expenses related to commuting and local housing expenses in and around Chicago, Illinois, as he has maintained his primary residence in California. For Mr. Williamson and Mr. Mallak, amounts consist of relocation expenses.

(b)	Fiscal year 2013, 2012 and 2011 retirement plan contributions represent matching contributions made on behalf of each executive to his tax-qualified 401(k) retirement savings plan.

Grants of Plan-Based Awards in Fiscal Year 2013
The following table summarizes cash-based and equity-based awards for each of the named executive officers that were granted during fiscal year 2013 by Atkore Group.
GRANTS OF PLAN-BASED AWARDS FOR FISCAL YEAR 2013

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Shares	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Option Awards(2)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	(#)	($)	($)
John P. Williamson		287,500	575,000	1,150,000	—	—	—
	12/7/2012	—	—	—	350,000	10	2.64
James A. Mallak		118,125	236,250	472,500	—	—	—
	12/7/2012	—	—	—	210,000	10	2.64
Kevin P. Fitzpatrick		78,750	157,500	315,000	—	—	—
	12/7/2012	—	—	—	210,000	10	2.64
Robert A. Pereira		64,313	157,500	315,000
	12/7/2013	—	—	—	200,000	10	2.64
William E. Taylor		60,783	121,566	243,132	—	—	—
	3/4/2013	—	—	—	180,000	10	2.68
	6/17/2013				75,000	10	3.07

(1)
Amounts in these columns represent potential annual performance bonuses that the named executive officers could have earned under the AIP for fiscal year 2013. The Compensation Committee established a maximum payout of 200% of target. Threshold amounts assume minimum performance levels are achieved with respect to each performance measure.

(2)	Amounts represent the grant date fair value of the option awards granted to each of the named executive officers, computed in accordance with FASB ASC Topic 718.
In fiscal year 2013, the Compensation Committee approved an annual grant of stock options on December 7, 2012. Pursuant to the terms of his employment agreement discussed below, as a result of purchasing shares of Common Stock under the Stock Incentive Plan, Mr. Taylor was granted matching options on March 4, 2013. All stock options have an exercise price of $10 and vest ratably over five years. The cost of stock options, based on the fair market value of Atkore Group’s shares on the date of grant, is being charged to selling, general and administrative expenses over the respective vesting periods. Each option holder has 10 years to exercise each of his or her stock options from the date of grant unless the options are forfeited earlier.
Forfeiture provisions related to termination of employment are described in the section titled “Compensation Discussion and Analysis” under the heading “Atkore International Group Inc. Stock Incentive Plan.”
Employment Agreements
John P. Williamson. On May 23, 2011, the Company entered into an employment agreement with Mr. Williamson in connection with his commencement of employment on June 1, 2011 as president and chief executive officer of Atkore International and Atkore Group and a director of Atkore Group. The agreement provides for an annual base salary of not less than $500,000 and eligibility for annual incentive bonuses, subject to meeting performance goals set annually by the Compensation Committee. The agreement also provided for a cash signing bonus of $1,000,000. Pursuant to the Stock Incentive Plan, Mr. Williamson was entitled to purchase between 75,000 and 100,000 shares of Common Stock upon the commencement of his employment, at a purchase price per share of $10, and for each share that he purchased he was granted four options to purchase shares, at an option exercise price of $10 per share. As of September 27, 2013, Mr. Williamson had purchased 100,000 shares of Common Stock and had been granted 830,000 options. On June 1, 2011, 400,000 options were granted and will vest ratably over five years. If Mr. Williamson’s employment is terminated without “cause” or due to “good reason” (as each is defined in his employment agreement), then, subject to his execution of a general release of claims, he will be entitled to (i) receive a severance payment equal to 200% of his target bonus plus 200% of his then-current base salary, to be paid out in equal installments during the 24 months following the termination of his employment, and (ii) participate in Atkore

International’s health and welfare insurance plans at active employee rates for 18 months post-termination. If his employment is terminated due to his death or disability, he, or his beneficiaries, will be entitled to participate in Atkore International’s health and welfare insurance plans at active employee rates during the 18 months following termination. During the term of Mr. Williamson’s employment and for a two-year period following termination of his employment for any reason, he will be subject to noncompetition and nonsolicitation restrictions. Additionally, Mr. Williamson was reimbursed for the actual cost of his relocation and reasonable travel expenses for himself and his family for a three-month period following his employment start date.
James A. Mallak. On February 29, 2012, Atkore International appointed Mr. Mallak as chief financial officer and principal accounting officer effective March 5, 2012. In connection with his appointment, Mr. Mallak and Atkore International entered into an offer letter on February 17, 2012, which provides for an annual base salary of $375,000 and eligibility for annual incentive bonuses, subject to meeting performance goals set annually by the Compensation Committee. Mr. Mallak also received a cash signing bonus of $150,000; however, if Mr. Mallak terminates his employment within the first two years, he must repay the signing bonus in full. Mr. Mallak is eligible to participate in the Stock Incentive Plan and is eligible to receive an annual option grant at a target value of $175,000 beginning in October 2012, contingent on the approval of the Board of Directors. Pursuant to the Stock Incentive Plan, Mr. Mallak was entitled to purchase between $150,000 and $300,000 of shares of Common Stock upon the commencement of his employment, at a purchase price of $10 per share, and for each share that he purchased, he was granted an option to purchase three shares, at an option exercise price of $10 per share. As of September 27, 2013, Mr. Mallak had purchased 30,000 shares of Common Stock and had been granted 300,000 options. The options will vest in five equal annual installments, commencing on the first anniversary of his employment start date. If Mr. Mallak’s employment is involuntarily terminated, he will be entitled to receive a severance payment equal to one year of his base salary.
Kevin P. Fitzpatrick. On December 7, 2011, Atkore International entered into an offer letter with Mr. Fitzpatrick in connection with his appointment as global vice president of human resources. The offer letter provides for an annual base salary of $300,000 and eligibility for annual incentive bonuses, subject to meeting performance goals set annually by the Compensation Committee. Mr. Fitzpatrick also received a cash signing bonus of $200,000; however, if Mr. Fitzpatrick terminates his employment within the first two years, he must repay the signing bonus in full. Mr. Fitzpatrick is eligible to participate in the Stock Incentive Plan and is eligible to receive an annual option grant at a target value of $250,000 beginning in October 2012, contingent on the approval of the Board of Directors. Pursuant to the Stock Incentive Plan, Mr. Fitzpatrick was entitled to purchase between $150,000 and $300,000 worth of shares of Common Stock upon the commencement of his employment, at a purchase price of $10 per share, and for each share that he purchased, he was granted an option to purchase three shares, at an option exercise price of $10 per share. As of September 27, 2013, Mr. Fitzpatrick had purchased 30,000 shares of Common Stock and had been granted 300,000 options. The options will vest in five equal annual installments, commencing on the first anniversary of his employment start date. Mr. Fitzpatrick is also party to a severance agreement with Atkore International, which is described under the heading “Severance Agreement” following the “Potential Payments upon Termination or Change in Control” table.

William E. Taylor. In connection with his appointment as President, Allied Tube & Conduit of Atkore International, Mr. Taylor and Atkore International entered into an offer letter dated January 24, 2013. The offer letter provides for an annual base salary of $375,000 and eligibility for a target annual incentive bonus in an amount equal to 50% of his base salary, prorated based on his start date, subject to the satisfactory achievement of certain performance goals. Mr. Taylor is eligible to participate in the Long Term Incentive Plan and was asked to purchase between $150,000 and $300,000 of shares of Common Stock, at a purchase price of $10 per share, and for each share that he purchases, he would be granted an option to purchase three shares, at an option exercise price of $10 per share. As of September 27, 2013, Mr. Taylor had purchased 25,000 shares of Common Stock and had been granted 75,000 options. Mr. Taylor also received an option grant of 180,000 options, at an option exercise price of $10 per share, in connection with his appointment. All of the options will vest in five equal annual installments, commencing on the first anniversary of his employment start date. Mr. Taylor is also eligible for an annual stipend of up to $50,000 to be used as reimbursement for expenses related to commuting and local housing expenses in or around Chicago, Illinois, as he is expected to maintain his primary residence in California.
Outstanding Equity Awards at 2013 Fiscal Year-End
The following table shows, for each of the named executive officers, all equity awards that were outstanding as of September 27, 2013.

OUTSTANDING EQUITY AT FISCAL YEAR-END 2013

	Option Awards
Name	Number of Securities Underlying Unexercised Options Exercisable(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)(1)	Option Exercise Price ($)	Option Expiration Date	Option Grant Date
John P. Williamson	160,000	240,000	10	6/1/2021	6/1/2011
	16,000	64,000	10	12/7/2021	12/7/2011
	—	350,000	10	12/7/2022	12/7/2012
James A. Mallak	18,000	72,000	10	7/30/2022	7/30/2012
	—	210,000	10	12/7/2022	12/7/2012
Kevin P. Fitzpatrick	18,000	72,000	10	4/4/2022	4/4/2012
	—	210,000	10	12/7/2022	12/7/2012
Robert A. Pereira	24,000	36,000	10	5/16/2021	5/16/2011
	10,000	40,000	10	12/7/2021	12/7/2011
	—	200,000	10	12/7/2022	12/7/2012
William E. Taylor	—	180,000	10	3/4/2023	3/4/2013
	—	75,000	10	6/17/2023	6/17/2013

(1)	Atkore Group’s stock options vest ratably over 5 years.

Option Exercises and Stock Vested in Fiscal Year 2013
The following table shows, for each of the named executive officers, the amounts realized from options that were exercised and restricted stock awards that vested during fiscal year 2013.
OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2013

Option Awards(1)
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
John P. Williamson	—	—
James A. Mallak	—	—
Kevin P. Fitzpatrick	—	—
Robert A. Pereira	22,118	709,312
William E. Taylor	—	—

(1)
None of the named executive officers exercised any Atkore Group stock options during fiscal year 2013. Mr. Pereira exercised Tyco Options for 22,118 shares of Tyco common stock during fiscal year 2013. The Tyco Options were granted before the Transactions for services rendered to the Predecessor Company.

Potential Payments Upon Termination or Change in Control
The following table summarizes the severance benefits that would have been payable to each of the named executive officers upon termination of their employment or the occurrence of a change in control, assuming that the triggering event or events occurred on September 27, 2013. The specific benefits that would have been payable are further described in the footnotes and narrative discussion following the table.
Mr. Williamson and Mr. Mallak have severance provisions in their respective employment agreements or offer letters, which are described above under the heading “Employment Agreements,” and Mr. Fitzpatrick has a severance agreement, which is described below under the heading “Severance Agreement.” The treatment of Atkore Group equity awards upon termination of employment is governed by the terms of the Stock Incentive Plan and the individual award agreements entered into by the named executive officers with Atkore Group, as described under the heading “Compensation Discussion and Analysis—Atkore International Group Inc. Stock Incentive Plan.”

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Name/Form of Compensation	Change in Control ($)	With Cause ($)		Without Cause or With Good Reason ($)	Resignation ($)		Death or Disability ($)	Retirement ($)
John P. Williamson(1)
Severance	—	—	(4)	2,300,000	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		20,482	—		20,482	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—
James A. Mallak(1)
Severance	—	—	(4)	393,750	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		13,655	—		—	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—
Kevin P. Fitzpatrick(1)
Severance	—	—	(4)	315,000	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		6,131	—		—	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—
Robert A. Pereira(2)
Severance	—	—	(4)	257,250	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		—	—		—	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—
William E. Taylor(2)
Severance	—	—	(4)	187,500	—	(4)	—	—
Benefit & Perquisite Continuation	—	—		—	—		—	—
Accelerated Vesting of Equity Awards(3)	—	—		—	—		—	—

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

(2)
Under the Severance Policy (defined below), Mr. Taylor and Mr. Pereira are eligible to receive 26 and 52 weeks, respectively of severance payments and benefits, respectively. The Severance Policy provides for 12 months of continuing health coverage and discretionary outplacement services for the applicable severance period.

(3)
Under the Stock Incentive Plan, unvested stock options are cancelled upon termination of employment, except for termination due to death or disability. Upon a “change in control” (as defined in the Stock Incentive Plan), the vesting of stock options will generally accelerate, and the options will be cancelled in exchange for a cash payment equal to the change in control price minus the exercise price of the applicable option, unless the Board of Directors elects to allow alternative awards in lieu of acceleration and payment. For more information, see “Atkore International Group

Inc. Stock Incentive Plan” in the section “Compensation Discussion and Analysis.” As of September 27, 2013, the intrinsic value of the stock options held by the named executive officers was zero; therefore, no cash payment would be made in the event of a “change of control.”

(4)
Under the terms of their respective offer letters, if either Mr. Mallak or Mr. Fitzpatrick terminates his employment within the first two years, he must repay 100% of his respective signing bonus. For more information, see “Employment Agreements.”

Severance Policy
On May 9, 2012, the Compensation Committee of Atkore Group adopted a severance policy (the “Severance Policy”), which applies to all U.S. exempt and non-exempt salaried employees and international employees to the extent permitted by applicable law. The Severance Policy does not apply to those employees covered by a collective bargaining agreement or an employment contract if it supersedes the Severance Policy. The Severance Policy generally provides for severance payments and benefits to covered employees with at least six months of continuous service who are involuntary terminated due to (i) lack of work or reductions in workforce; (ii) facility closure or sale, unless the employee is offered a reasonably comparable position, compensation and benefits by us or a successor company; (iii) the employee’s refusal to relocate to a job which is more than 50 miles away from the employee’s then current worksite; and (iv) any other reason determined to warrant severance payments and benefits. Covered employees who are terminated for poor performance despite their reasonable efforts are eligible to receive half of the severance payments and benefits described below. The Severance Policy does not apply to employees who are voluntarily terminated, temporarily laid-off, or who are terminated for “cause” (as defined in the Severance Policy). Prior to receiving any severance payments and benefits, the employee must execute a legal release and non-compete agreement. The severance payments under the Severance Policy are based upon the employee’s compensation band level and length of service from the employee’s most recent date of hire. Depending on their compensation band level, separated employees are eligible to receive between one and two weeks of severance payments and benefits for each full year of service, subject to certain minimum and maximum severance periods for each compensation band level. Compensation band level is determined by the job position. Atkore Intentional will also pay the employer portion of the cost of continuation coverage under COBRA for the employee’s medical, prescription drug and dental benefits for a period equal to the applicable severance period outlined in the table above or until the employee is eligible for alternative coverage, whichever occurs first. Additionally, we typically will provide outplacement services to separated employees. Under the Severance Policy, Mr. Taylor and Mr. Pereira are each eligible to receive between a minimum of 26 weeks and a maximum 52 weeks of severance payments and benefits, depending on their years of service. If Mr. Mallak is involuntarily terminated, he is eligible to receive a severance payment equal to one year of his base salary, under the terms of his employment agreement, which would be paid in accordance with the Severance Policy. The Severance Policy does not apply to Mr. Williamson and Mr. Fitzpatrick, as their severance arrangements are provided for in their employment agreement and severance agreement, respectively.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION
The following table provides information as of September 27, 2013, with respect to the shares of common stock of Atkore Group (“Common Stock”) that may be issued under our existing equity compensation plans:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (#)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (#)
Equity Compensation Plans Approved by Security Holders(1)
2011 Stock Incentive Plan	4,717,414	$10.00	916,181

(1)	Atkore Group has no equity compensation plans which have not been approved by stockholders.
Security Ownership of Certain Beneficial Owners and Management of Atkore Group
After the completion of the Transactions, we became a wholly-owned subsidiary of Atkore Group. The following table provides information as of December 1, 2013 with respect to the beneficial ownership of Atkore Group capital stock by:

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

Name and Address of Beneficial Owner	Title of Class(1)	Amount and Nature of Beneficial Ownership	Percent of Class
CD&R Allied Holdings, L.P. 375 Park Avenue, 18th Floor New York, NY 10152	Cumulative Preferred Participating Convertible Stock	436,283	100	(2)
Tyco International Holding S.a.r.l. c/o Tyco International Management Company, LLC 9 Roszel Road Princeton, NJ 08540	Common Stock	29,400,000	94.8	(3)
John P. Williamson(4)	Common Stock	442,000	*
James A. Mallak(4)	Common Stock	90,000	*
Kevin P. Fitzpatrick(4)	Common Stock	108,000	*
Robert A. Pereira	Common Stock	116,000	*
William E. Taylor(4)	Common Stock	25,000	*
Philip W. Knisely(5)	—	—	—
James G. Berges(5)	—	—	—
Nathan K. Sleeper(5)	—	—	—
Jonathan L. Zrebiec(5)	—	—	—
George R. Oliver(6)	—	—	—
Robert M. Roche(6)	—	—	—
Mark P. Armstrong(6)	—	—	—
All current executive officers of Atkore International and directors of Atkore Group as a group (16 persons)(4)	Common Stock	924,697	3.0%

*	Less than 1%.

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

(2)
Represents approximately 59% of the outstanding capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis). CD&R Associates VIII, Ltd., as the general partner of CD&R Allied Holdings, L.P., may be deemed to beneficially own the shares of Preferred Stock in which CD&R Allied Holdings, L.P. has beneficial ownership. CD&R Associates VIII, L.P., as the sole stockholder of CD&R Associates VIII, Ltd., may be deemed to beneficially own the Preferred Stock. CD&R Investment Associates VIII, Ltd., as the general partner of CD&R Associates VIII, L.P., may be deemed to beneficially own the Preferred Stock. CD&R Investment Associates VIII, Ltd. is managed by a three-person board of directors, and all board action relating to the voting or disposition of the Preferred Stock requires approval of a majority of the board. Joseph L. Rice, III, Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Investment Associates VIII, Ltd., may be deemed to share beneficial ownership of the Preferred Stock. Such persons disclaim such beneficial ownership. Each of CD&R Associates VIII, Ltd., CD&R Associates VIII, L.P. and CD&R Investment Associates VIII, Ltd. disclaims beneficial ownership of the Preferred Stock.

(3)	Represents approximately 40% of the outstanding capital stock of Atkore Group (treating the Preferred Stock on an as-converted basis).

(4)
The ownership amounts for each named executive officer include shares subject to options that are currently exercisable or that become exercisable within 60 days after December 1, 2013 as follows: Mr. Williamson, 342,000; Mr. Mallak, 60,000; Mr. Fitzpatrick, 78,000; Mr. Pereira, 96,000; and Mr. Taylor, 0. The ownership amount for all current executive officers of Atkore International and directors of Atkore Group includes 924,697 shares subject to options that are currently exercisable or that become exercisable within 60 days after December 1, 2013.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Investment Agreement
On November 9, 2010, Tyco International Holdings S.a.r.l. ("Seller"), Clayton, Dubilier & Rice, LLC ("CD&R") and Atkore International Group Inc. ("Atkore Group") entered into an Investment Agreement (the “Investment Agreement”), which contemplated the issuance by Atkore Group of the cumulative convertible participating preferred stock of Atkore Group (the “Preferred Stock”) and the common stock of Atkore Group (the “Common Stock”) to Seller and, subject to terms and conditions of the Investment Agreement, the subsequent sale by Seller of all of the Preferred Stock to CD&R for cash consideration of $306 million.
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
Milestone Transactions
The Preferred Stock may not be redeemed by Atkore Group without the holder's consent prior to the Milestone Date. At any time on or after such date, Atkore Group will have the right, at its option, to affect one of the following transactions:
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
Commercial Arrangements with Related Parties
As of September 27, 2013, our accounts receivable included $1 million of receivables from Tyco affiliates. Amounts receivable relate to sales of certain products to Tyco affiliates, including under a supply agreement (the “Supply Agreement”) between Atkore Group and a subsidiary of Tyco, Tyco Fire Products, L.P. (“Tyco Fire”). For fiscal year 2013, sales to Tyco affiliates totaled $10 million and the associated cost of sales totaled $8 million. See Note 3 to our consolidated financial statements in Item 8 to this Form 10-K for more information. Under the Supply Agreement, Atkore Group and its affiliates agreed to supply Tyco Fire with, and Tyco Fire agreed to purchase from Atkore Group and its affiliates, (i) 100% of the requirements of Tyco Fire’s fire protection products distribution business for North America in sprinkler pipe and A53 pipe products and (ii) 75% or Tyco Fire’s requirements in its EMEA fire protection products business, in each case at pricing levels specified in the Supply Agreement. We believe that such transactions with Tyco are all conducted on an arm’s-length basis.
An affiliate of CD&R currently owns equity positions in two of the Company’s customers to which the Company sold an aggregate of $82 million of products in fiscal year 2013. The associated cost of sales was $64 million in fiscal year 2013. As of September 27, 2013, our accounts receivable included $21 million of receivables from the two customers. See Note 3 to Item 8 to our consolidated financial statements. We believe that such transactions with the two customers are all conducted on an arm’s-length basis.
As of September 27, 2013, Tyco has guaranteed our performance to third parties in the amount of $5 million. Tyco intends to obtain releases for all guarantees they had provided related to us. In the future, we will have such items outstanding on our own behalf. See Note 15 to Item 8 to our consolidated financial statements.
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
Item 14. Principal Accountant Fees and Services.
The Board of Directors selected Deloitte & Touche LLP to serve as our independent registered public accounting firm for the fiscal year ended September 27, 2013. Deloitte & Touche LLP fees for fiscal years 2013 and 2012 were approximately:

($ in thousands)	2013	2012
Audit Fees(1)	$1,840	$2,047
Audit-Related Fees(2)	$55	$39
Tax Fees(3)	$—	$3
All Other Fees	$—	$—
Total	$1,895	$2,089

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

The Audit Committee has adopted a policy for the pre-approval of all services and fees to be provided by our independent registered public accounting firm for audit, audit-related, tax and all other services allowable under applicable rules and regulations. All such services and fees provided by our independent registered public accounting firm during fiscal year 2013 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) 1. Financial Statements
The following consolidated financial statements of Atkore International Holdings Inc. and Subsidiaries and the report of the Independent Registered Public Accounting Firm contained under Item 8 of this Form 10-K are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheet as of September 27, 2013 and September 28, 2012.
Consolidated Statements of Operations for the Year Ended September 27, 2013 and September 28, 2012 and the Period from December 23, 2010 to September 30, 2011. Combined Statements of Operations for the Period from September 25, 2010 to December 22, 2010.
Consolidated Statements of Comprehensive Loss for the Year Ended September 27, 2013 and September 28, 2012 and the Period from December 23, 2010 to September 30, 2011. Combined Statements of Operations for the Period from September 25, 2010 to December 22, 2010.
Consolidated Statements of Cash Flows for the Year Ended September 27, 2013 and September 28, 2012 and the Period from December 23, 2010 to September 30, 2011. Combined Statements of Cash Flows for the Period from September 25, 2010 to December 22, 2010.
Statements of Shareholder’s Equity for the Period from December 23, 2010 to September 27, 2013. Statement of Parent Company Equity for the Period from September 24, 2010 to December 22, 2010.
Notes to Consolidated Financial Statements
2. Financial Statement Schedules
The following consolidated financial statement schedule of Atkore International Holdings Inc. and Subsidiaries, for the Year Ended September 27, 2013 and September 28, 2012, the Period from December 23, 2010 to September 30, 2011, and the Period from September 25, 2010 to December 22, 2010, is filed as a part of this Report in response to Item 15(a) (2):
Schedule II—Valuation and Qualifying Accounts
All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore, have been omitted.
3. Exhibits
See Exhibit Index.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
($ in millions)

	Balance at Beginning of Year	Additions Charged to Income	Write offs and Other	Balance at End of Year
Accounts Receivable:
Successor Company
For the fiscal year ended September 27, 2013	$3	$—	$—	$3
For the fiscal year ended September 28, 2012	$2	$1	$—	$3
For the period from December 23, 2010 to September 30, 2011	$—	$2	$—	$2
Predecessor Company
For the period from September 25, 2010 to December 22, 2010	$10	$2	$(2)	$10
Deferred Tax Valuation Allowance:
Successor Company
For the fiscal year ended September 27, 2013	$5	$4	$—	$9
For the fiscal year ended September 28, 2012	$6	$—	$1	$5
For the period from December 23, 2010 to September 30, 2011	$5	$1	$—	$6
Predecessor Company
For the period from September 25, 2010 to December 22, 2010	$27	$—	$(22)	$5

Signatures
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATKORE INTERNATIONAL HOLDINGS INC.

By:	/s/ John P. Williamson
John P. Williamson
President, Chief Executive Officer, and Director (Principal Executive Officer)
Date: December 11, 2013
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of December 11, 2013 by the following persons on behalf of the Company and in the capacities indicated.

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

2.7
Share Purchase Agreement, dated as of August 26, 2013, by and among Atkore International Indústria e Comércio de Aço e Materiais Elétricos Ltda., Panatlântica S.A., Allied Switzerland GmbH and Atkore International Inc, incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 27, 2013.

2.8
First Amendment, dated September 23, 2013, to Share Purchase Agreement, dated as of August 26, 2013, by and among Atkore International Indústria e Comércio de Aço e Materiais Elétricos Ltda., Panatlântica S.A., Allied Switzerland GmbH and Atkore International Inc, incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K filed on September 27, 2013.

2.9
Asset Purchase Agreement, dated September 13, 2013, by and among Heritage Plastics, Inc., Heritage Plastics Central, Inc., Heritage Plastics West, Inc., each shareholder of the foregoing companies and Atkore Plastic Pipe Corporation, incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on September 18, 2013.

2.10
Asset Purchase Agreement, dated September 13, 2013, by and among Liberty Plastics, LLC, each member of Liberty Plastics, LLC and Atkore Plastic Pipe Corporation, incorporated by reference from Exhibit 2.2 to the Company's Current Report on Form 8-K filed on September 18, 2013.

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

Exhibit Number	Description
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

10.18*	2012 Annual Incentive Plan, incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.

10.19*	Severance Policy, dated May 9, 2012, incorporated by reference from Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.

10.20*
Offer Letter, dated December 7, 2011, by and between Atkore International, Inc. and Kevin P. Fitzpatrick, incorporated by reference from Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.

Exhibit Number	Description
10.21*
Severance Agreement, dated November 28, 2011, by and between Atkore International, Inc. and Kevin P. Fitzpatrick, incorporated by reference from Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.

10.22*	Form of Award Letter under 2012 Annual Incentive Plan, incorporated by reference from Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.

10.23*
Offer Letter, dated September 13, 2011, by and between Atkore International, Inc. and Gary Uren, incorporated by reference from Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.

10.24*
Employment Agreement, dated September 13, 2011, by and between Atkore International, Inc. and Gary Uren, incorporated by reference from Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended September 28, 2012.

10.25*	2013 Annual Incentive Plan, incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013.

10.26*	Offer Letter, dated as of January 24, 2013, by and between Atkore International Inc. and William Taylor.

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
*    Indicates a management contract or compensatory plan or arrangement.