Form 10-Q
period 2013-12-27
Atkore International Holdings Inc.
filed 2014-02-07
CIK 1521722

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

_________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒
(Note: The registrant is a voluntary filer of reports required to be filed under Section 13 or 15(d) of the Securities Exchange Act of 1934 and has filed all reports that would have been required during the preceding 12 months had it been subject to such filing requirement)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of February 1, 2014, there was no public trading market for the registrant’s common stock. There were 100 shares of the registrant’s common stock, $.01 par value per share, outstanding on February 1, 2014.

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
You should read carefully the factors described under the section titled “Risk Factors” in the Company’s Form 10-K for the fiscal year ended September 27, 2013, and those described in our other filings with the SEC. These and other risks, uncertainties and factors could cause our actual results to differ materially from those projected in any forward-looking statements we make. These factors may not constitute all factors that could cause actual results to differ materially. We operate in a continually changing business environment. New factors emerge from time to time, and it is not possible to predict all risks that may affect us. We assume no obligation to update or revise any forward-looking statements for any reason, or to update the reasons actual results could differ materially from those anticipated in forward-looking statements, even if new information becomes available in the future. Comparisons of results for current and any prior periods are not intended to express any future trends or indications of future performance, unless expressed as such, and should be viewed as historical data.

Part I. Financial Information
Item 1. Financial Statements
ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended
($ in millions)	December 27, 2013	December 28, 2012
Net sales	$395	$355
Costs and expenses
Cost of sales	334	304
Selling, general and administrative	50	45
Operating income	11	6
Interest expense, net	15	12
Loss from continuing operations before income taxes	(4)	(6)
Income tax benefit	(1)	(1)
Loss from continuing operations	(3)	(5)
Income from discontinued operations and disposal net of income tax expense of $0 and $0, respectively	—	1
Net loss	$(3)	$(4)
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended
($ in millions)	December 27, 2013	December 28, 2012
Net loss	$(3)	$(4)
Other comprehensive loss:
Change in foreign currency translation adjustment	(2)	(1)
Change in unrecognized loss related to pension benefit plans, net of $0 million tax expense (See Note 10)	—	1
Total other comprehensive loss	(2)	—
Comprehensive loss	$(5)	$(4)
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)

($ in millions, except per share data)	December 27, 2013	September 27, 2013
Assets
Current Assets:
Cash and cash equivalents	$33	$55
Accounts receivable, less allowance for doubtful accounts of $3 and $3, respectively	192	205
Inventories, net (see Note 4)	272	245
Assets held for sale	11	10
Prepaid expenses and other current assets	38	42
Deferred income taxes	21	21
Total current assets	567	578
Property, plant and equipment, net (see Note 5)	264	260
Intangible assets, net (see Note 6)	306	295
Goodwill (see Note 6)	161	152
Receivables due from Tyco International Ltd. and its affiliates (see Note 3)	16	16
Other assets	21	23
Total assets of continuing operations	$1,335	$1,324
Total assets of discontinued operations	$—	$—
Total Assets	$1,335	$1,324
Liabilities and Equity
Current Liabilities:
Borrowings under Credit Facility and Short-term debt (see Note 8)	$121	$62
Accounts payable	122	127
Income tax payable	2	1
Accrued and other current liabilities (see Note 7)	79	73
Total current liabilities	324	263
Long-term debt (see Note 8)	369	410
Deferred income taxes	81	82
Income tax payable	16	16
Pension liabilities	16	16
Other long-term liabilities	17	19
Total liabilities of continuing operations	823	806
Total liabilities of discontinued operations	—	2
Total Liabilities	823	808
Shareholder’s Equity:
Common shares, $.01 par value, 1,000 shares authorized, 100 shares issued and outstanding	—	—
Additional paid in capital	608	607
Accumulated deficit	(92)	(89)
Accumulated other comprehensive loss	(4)	(2)
Total Shareholder’s Equity	512	516
Total Liabilities and Shareholder’s Equity	$1,335	$1,324
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDER’S EQUITY
(unaudited)

($ in millions)	Common Shares Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity
Balance at September 27, 2013	$—	$607	$(89)	$(2)	$516
Comprehensive loss:
Net loss	—	—	(3)	—	(3)
Foreign currency translation	—	—	—	(2)	(2)
Comprehensive loss					(5)
Share based compensation	—	1	—	—	1
Balance at December 27, 2013	$—	$608	$(92)	$(4)	$512
See accompanying notes to condensed consolidated financial statements.

ATKORE INTERNATIONAL HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

($ in millions)	Three months ended December 27, 2013	Three months ended December 28, 2012
Operating activities:
Net loss	$(3)	$(4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations and disposal	—	(1)
Depreciation and amortization	15	13
Amortization of debt issuance costs	1	2
Loss from extinguishment of debt	3	—
Deferred income taxes	(1)	(2)
Provision for losses on accounts receivable and inventory	1	1
Asset impairment charges	—	1
Other items	1	—
Changes in operating assets and liabilities, net of effects from acquisitions	(12)	(2)
Net cash provided by continuing operating activities	5	8
Net cash used for discontinued operating activities	(2)	(1)
Net cash provided by operating activities	3	7
Investing activities:
Capital expenditures	(5)	(3)
Proceeds from sale of properties and equipment	1	—
Acquisitions of businesses, net of cash acquired	(40)	—
Other, net	3	—
Net cash used for continuing investing activities	(41)	(3)
Net cash provided by discontinued investing activities	—	—
Net cash used for investing activities	(41)	(3)
Financing activities:
Borrowings under Credit Facility	251	38
Repayments under Credit Facility	(192)	(38)
Proceeds from short-term debt	1	2
Repayments of short-term debt	(1)	(3)
Repayments of long-term debt	(41)	—
Payment for debt financing costs and fees	(2)	—
Net cash provided by (used for) continuing financing activities	16	(1)
Net cash provided by discontinued financing activities	—	—
Net cash provided by (used for) financing activities	16	(1)
Effects of foreign exchange rate changes on cash and cash equivalents	—	—
(Decrease) increase in cash and cash equivalents	(22)	3
Cash and cash equivalents at beginning of period	55	52
Cash and cash equivalents at end of period	$33	$55
Supplementary Cash Flow information
Interest paid	$2	$—
Income taxes paid, net of refunds	1	1
Capital expenditures, not yet paid	1	—
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
Basis of Presentation — The accompanying unaudited condensed consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to ensure the information presented is not misleading. These condensed financial statements have been prepared in accordance with the Company’s accounting policies and on the same basis as those financial statements included in the Form 10-K for the fiscal year ended September 27, 2013, and should be read in conjunction with the consolidated financial statements and the notes thereto.
These statements include all adjustments (consisting of normal recurring accruals) that we considered necessary to present a fair statement of our results of operations, financial position and cash flows. The results reported in these condensed financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.
The Company has a 52- or 53- week fiscal year that ends on the last Friday in September. It is our practice to establish quarterly closing using a 4-5-4 calendar. Fiscal year 2014 is a 52-week fiscal year ending on September 26, 2014. Fiscal year 2013 was a 52-week fiscal year and ended on September 27, 2013.
The Company has reclassified certain prior period amounts to conform to the current period presentation. The reclassifications included restatements for discontinued operations, as described in Note 16 and the reorganization of our reportable segments, as described below.
Description of Business — The Company is engaged in the design, manufacture and distribution of electrical conduit, cable products, steel tube and pipe products.
As a result of the acquisition of Heritage Plastics, Inc., Heritage Plastics Central, Inc. and Heritage Plastics West, Inc. (collectively “Heritage Plastics”) and Liberty Plastics, LLC (“Liberty Plastics”) on September 17, 2013, effective September 28, 2013, the Company set up a new operating segment, Plastic Pipe and Conduit ("PPC") to manage and incorporate Heritage Plastics and Liberty Plastics with the existing business of Georgia Pipe to create better business development, greater coordination, and enhanced customer focus. Ridgeline Pipe Manufacturing (“Ridgeline”), which was acquired on October 11, 2013, is also included in the PPC operating segment. In addition, as part of reorganization, the Company’s power-strut business was moved from the Pipe, Tube, and Conduit North America (“PTC NA”) operating segment to the Cable Management North America ("CM NA") operating segment. This restructuring aligns the internal management and functional support assets based on the Company’s product and service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.

As the result of the reorganization, the PTC NA operating segment and PPC operating segment are aggregated and continued to be reported within the Global Pipe, Tube and Conduit reportable segment. The Company continues to have the same two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The product categories that pertain to each reportable segment are as follows:
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

Corporate and Other contains those items that are not included in the Company’s two reportable segments (see Note 13).
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
Restricted cash — Restricted cash was less than $1 million at both December 27, 2013 and September 27, 2013, respectively, and consisted of cash deposited with various financial institutions that was pledged as collateral for certain foreign locations of the Company to support guarantees provided by those financial institutions. Restricted cash was included in other current assets in the consolidated balance sheets.

2. Acquisitions

Fiscal Year 2014 Transactions
On October 11, 2013, Atkore Plastic Pipe Corporation (“PPC”), a subsidiary of the Company, completed its previously announced acquisition of substantially all of the assets of EP Lenders II, LLC d/b/a Ridgeline. The aggregate purchase price for the assets was $40 million subject to various adjustments relating to working capital as provided in the asset purchase agreement. The purchase price was funded from borrowings under the Company’s asset based credit facility ("Credit Facility"). Ridgeline manufactures and sells PVC conduit, fittings, elbows and plumbing products, which complements the Company's current conduit businesses. Ridgeline has generated $7 million in sales and $0 million in net income since the acquisition date. The results of Ridgeline are included within the Global, Pipe, Tube & Conduit segment.
There were acquisition related expenses for Ridgeline of less than $1 million for the three months ended December 27, 2013. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in selling, general, and administrative in the statements of operations.
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

Fair value of consideration transferred:
Cash consideration	$40
40
Fair value of assets acquired and liabilities assumed:
Accounts receivable	3
Inventories	3
Intangible assets	16
Fixed assets	11
Accounts payable	(2)
Net assets acquired	31
Excess purchase price attributed to goodwill acquired	$9
The acquisition resulted in the recognition of $9 million of goodwill, which is nondeductible for income tax purposes. Goodwill consists of the excess of the purchase price over the net of the fair value of the acquired assets and assumed liabilities, and represents the estimated economic value attributable to future operations. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the acquisitions with current businesses. The goodwill is included within the Global, Pipe, Tube & Conduit segment.
The following table summarizes the preliminary fair value of amortizable intangible assets as of the acquisition date ($ in millions):

	Ridgeline
	Fair Value	Weighted Average Useful Life (Years)
Amortizable intangible assets:
Customer relationships	$16	10
Total amortizable intangible assets	$16
The estimated fair values of assets acquired and liabilities assumed included in the tables above are preliminary and are based on the information that was available as of the acquisition date. The Company believes the information available as of the acquisition date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the Company is awaiting the finalization of certain third-party valuations. Thus, the preliminary measurements of fair values set forth above are subject to change. The Company expects to finalize the valuation and complete the purchase price allocations by the end of first quarter of fiscal year 2015.

Fiscal Year 2013 Transactions

On September 17, 2013, PPC, a subsidiary of the Company, purchased substantially all of the assets of Heritage Plastics. The aggregate purchase price for the assets was approximately $100 million, paid in cash in the amount of $99 million at the closing, subject to various adjustments relating to working capital as set forth in the acquisition agreement, and $1 million of deferred cash payment related to an above market property lease arrangement between PPC and Milford Rental LLC, a company owned by the prior owners of Heritage Plastics. The $1 million of deferred cash payment is the present value of the lease payment variance that is above market rate over the five year lease term. The purchase price was funded from cash on hand and borrowings under the Company’s Credit Facility. Heritage Plastics manufactures and sells PVC conduit, fittings, elbows and plumbing products.
Also on September 17, 2013, PPC purchased certain fixed assets and inventory of Liberty Plastics. The aggregate purchase price was approximately $3 million, subject to various adjustments related to working capital as set forth in the acquisition agreement. The purchase price was funded from cash on hand and borrowings under the Company's Credit Facility. Liberty Plastics manufactures and sells PVC conduit, fittings, elbows and plumbing products.

The Company determined that under Rule 3-05 of Regulation S-X, Heritage Plastics and Liberty Plastics are related businesses since they had common management immediately before their acquisition by the Company. Heritage Plastics and Liberty Plastics, in aggregate, have generated $29 million in sales and $2 million in net income for the three months ended December 27, 2013. The results of Heritage Plastics and Liberty are included within the Global Pipe, Tube & Conduit segment.
There were acquisition related expenses for Heritage Plastics and Liberty Plastics of less than $1 million for the three months ended December 27, 2013. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in selling, general, and administrative on the statements of operations.
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
The following table summarizes the preliminary fair values assigned to the net assets acquired and liabilities assumed as of the September 17, 2013 acquisition date ($ in millions):

Fair value of consideration transferred:
Cash consideration	$103
103
Fair value of assets acquired and liabilities assumed:
Accounts receivable	21
Inventories	13
Intangible assets	44
Fixed assets	17
Accounts payable	(12)
Net assets acquired	83
Excess purchase price attributed to goodwill acquired	$20
The acquisition resulted in the recognition of $20 million of goodwill, which is nondeductible for income tax purposes. Goodwill consists of the excess of the purchase price over the net of the fair value of the acquired assets and assumed liabilities and represents the estimated economic value attributable to future operations. The goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining the acquisitions with current businesses. The goodwill is included within the Global, Pipe, Tube & Conduit segment.
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
Pro Forma Impact of Acquisitions
The following table presents unaudited pro forma results of operations for the three months ended December 27, 2013 and December 28, 2012, as if the fiscal year 2014 acquisition had occurred as of the first day of the fiscal year 2013 period and the fiscal year 2013 acquisitions had occurred as of the first day of the fiscal year 2012 period ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Net sales	$395	$386
Net loss	(2)	(5)
The pro forma condensed financial information is presented for illustrative purposes only and does not indicate the actual financial results of the Company if the closing of the Heritage Plastics, Liberty Plastics and Ridgeline acquisitions had been completed on October 1, 2011 and September 29, 2012, respectively, nor is it indicative of the results of operations in future periods. Included in the unaudited pro forma financial information for the three months ended December 27, 2013 and December 28, 2012 were pro forma adjustments to reflect the results of operations of Heritage Plastics, Liberty Plastics and Ridgeline as well as the impact of amortizing certain acquisition accounting adjustments such as amortizable intangible assets. The pro forma financial information neither indicates the impact of possible business model changes nor considers any potential impact of current market conditions, expense efficiencies or other factors.
The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the three months ended December 27, 2013:

•	Excluded cost of sales of $1 million related to fair value adjustment to inventory acquired;

•	Excluded acquisition cost of less than $1 million; and

•	Additional income tax expense of less than $1 million.
The unaudited pro forma information reflects primarily the following unaudited pro forma adjustments for the three months ended December 28, 2012:

•	Additional amortization expense of $2 million related to the fair value of identifiable intangible assets acquired;

•	Additional depreciation expense of $1 million related to fair value adjustment to fixed assets acquired;

•	Included cost of sales of less than $1 million related to fair value adjustment to inventory acquired;

•	Included acquisition costs of less than $1 million;

•	Additional net sales and operating income attributable to acquisitions of $31 million and $2 million, respectively; and

•	Additional income tax benefit of less than $1 million.

3. Related Party Transactions
Trade Activity and Indemnification with Tyco—The following table presents related party transactions with Tyco and its affiliates ($ in millions):

	December 27, 2013	September 27, 2013
Accounts receivable	$1	$1
Receivables due from Tyco and its affiliates-current and noncurrent	16	16

	Three months ended December 27, 2013	Three months ended December 28, 2012
Net sales	2	2
Cost of sales	2	2
Other Related Party Trade Activity—An affiliate of CD&R currently owns equity positions in two of the Company’s customers. The following table presents information regarding related party transactions with these customers ($ in millions):

	December 27, 2013	September 27, 2013
Accounts receivable	$23	$21

	Three months ended December 27, 2013	Three months ended December 28, 2012
Net sales	$25	$22
Cost of sales	19	16
Management Fees—The Company is obligated to pay a $6 million aggregate annual management fee to Tyco and CD&R, subsequent to the Transactions. These fees are paid quarterly, in advance. The Company paid $2 million during the three months ended December 27, 2013 and December 28, 2012, respectively. The management fees are included in selling, general and administrative expense. The management fees are payable to CD&R and Tyco based upon their pro-rata ownership percentage.
4. Inventories, Net
As of December 27, 2013 and September 27, 2013, inventories were comprised of ($ in millions):

	December 27, 2013	September 27, 2013
Purchased materials and manufactured parts	$88	$85
Work in process	23	24
Finished goods	161	136
Inventories, net	$272	$245
Inventories are recorded at the lower of cost (primarily first-in, first-out) or market value.
As of December 27, 2013 and September 27, 2013, the inventory reserve was $10 million and $9 million.
5. Property, Plant and Equipment
As of December 27, 2013 and September 27, 2013, property, plant and equipment at cost and accumulated depreciation were ($ in millions):

	December 27, 2013	September 27, 2013
Land	$14	$16
Buildings and related improvements	108	109
Machinery and equipment	220	207
Leasehold improvements	4	4
Construction in progress	13	11
Property, plant and equipment	359	347
Accumulated depreciation	(95)	(87)
Property, plant and equipment, net	$264	$260
Depreciation expense for the three months ended December 27, 2013 and December 28, 2012 totaled $10 million and $9 million, respectively.
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
Trade Names/Trademarks — The Company’s products are marketed under many well-recognized trade names/trademarks, including the Company’s primary brands, Allied Tube & Conduit®, AFC Cable Systems® and Unistrut®, as well as certain other brands, such as Power-Strut®, Columbia MBF®, Cope®, Telespar®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, ColorSpec™, Razor Ribbon®, FlexHead®, and SprinkFLEX® among others. Given the strength of the various brands, their long history and the Company’s intention to continue to use the brands for the foreseeable future, an indefinite life was assigned to these intangibles.
Other Intangible Assets — Other intangible assets with determinable lives consist primarily of patents, non-compete agreements and trademarks. These other intangibles are amortized over their estimated useful lives, ranging from 5 to 10 years.
The fair value estimates related to the customer relationships were based on the multi-period excess earnings method, the fair value estimates related to trade names/trademarks and patents were based on the relief-from-royalty method and the fair value estimates related to the non-compete agreements were based on the lost profit method. The Company relied upon projections for each of its North American businesses as a basis for developing its valuations for the intangible assets. In accordance with ASC Topic 350-20, Intangibles—Goodwill and Other, intangible assets that have finite lives are amortized over the period during which the asset is expected to contribute directly or indirectly to future cash flows of the entity (useful lives). The amortization method should reflect the pattern in which the asset’s economic benefits are consumed by the entity. No distinct pattern could be determined, thus the Company has applied the straight-line method of amortization.
The following table provides the gross carrying value, accumulated amortization, and net carrying value for each major class of intangible assets ($ in millions):

		December 27, 2013			September 27, 2013
	Weighted Average Useful Life (Years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Amortizable Intangible Assets:
Customer Relationships	13	$242	$(43)	$199	$226	$(38)	$188
Other	7	14	(2)	12	14	(2)	12
Total		256	(45)	211	240	(40)	200
Indefinite-lived Intangible Assets:
Trade names		95	—	95	95	—	95
Total		$351	$(45)	$306	$335	$(40)	$295
Amortization expense for the three months ended December 27, 2013 and December 28, 2012 totaled $5 million and $4 million, respectively. The Company estimates that the aggregate amortization expenses will be $21 million in fiscal year 2014, $21 million in fiscal year 2015, $21 million in fiscal year 2016, $21 million in fiscal year 2017, $20 million in fiscal year 2018, $20 million in fiscal year 2019, and $92 million thereafter. Actual amounts of amortization may differ from estimated amounts due to additional intangible asset acquisitions, impairment of intangible assets, and other events.
As a result of the acquisition of Heritage Plastics and Liberty Plastics on September 17, 2013, effective September 28, 2013, the Company set up a new operating segment, PPC to manage and incorporate Heritage Plastics and Liberty Plastics with the existing business of Georgia Pipe to create better business development, greater coordination, and enhanced customer focus. Ridgeline, which was acquired on October 11, 2013, is also included in the PPC operating segment. At September 27, 2013, Heritage Plastics, Liberty Plastics and the existing Georgia Pipe business was managed and reported within the PTC NA operating segment. After the reorganization, the PTC NA operating segment and PPC operating segment are aggregated and continued to be within the Global Pipe, Tube and Conduit reportable segment. In addition, as part of this structural and reporting change to the Company’s internal organization and change to its operating segments, a business unit has been moved from the PTC NA operating segment to the CM NA operating segment.
On September 28, 2013, the Company reassigned approximately $23 million and $6 million of goodwill from our previous PTC NA operating segment to the PPC operating segment and CM NA operating segment, respectively. The Company also reassigned approximately $16 million and $13 million of customer relationships and $4 million and $1 million of trade names from our previous PTC NA operating segment to the PPC operating segment and CM NA operating segment, respectively, by using a relative fair value approach in accordance to ASC 350-20, Intangibles - Goodwill and Other as a result of the change in operating segments.
As of December 27, 2013 and September 27, 2013, the amount of goodwill by reportable segment was as follows ($ in millions):

	September 27, 2013	Acquisitions	Reassignment of goodwill	December 27, 2013
Global Pipe, Tube & Conduit	$107	$9	$(6)	$110
Global Cable & Cable Management	45	—	6	51
Total	$152	$9	$—	$161
7. Accrued and Other Current Liabilities
As of December 27, 2013 and September 27, 2013, accrued and other current liabilities were comprised of ($ in millions):

	December 27, 2013	September 27, 2013
Accrued payroll and payroll related	$13	$17
Accrued interest	10	11
Accrued transportation costs	19	12
Other	37	33
Accrued and other current liabilities	$79	$73
8. Debt
Debt as of December 27, 2013 and September 27, 2013 was as follows ($ in millions):

	December 27, 2013	September 27, 2013
Senior secured notes due January 1, 2018	$369	$410
Asset-based Credit Facility	118	59
Other	3	3
Total debt	490	472
Current portion	(121)	(62)
Long-term debt	$369	$410
On December 22, 2010, Atkore International issued senior secured notes (the “Notes”) in the principal amount of $410 million, due on January 1, 2018, with a coupon of 9.875%. The obligations under the Notes are senior to unsecured indebtedness of the Company. Interest on the Notes is payable on a semi-annual basis, commencing on July 1, 2011. Atkore International’s obligations under the Notes are fully and unconditionally guaranteed on a stand-alone senior secured basis by the Company (the direct parent of Atkore International) and are fully and unconditionally guaranteed on a joint and several senior secured basis by each of Atkore International’s domestic subsidiaries that are a borrower or guarantor under the Credit Facility. The Notes are redeemable at the Company’s option in whole or in part on or after January 1, 2014, with not less than 30 or more than 60 days notice, for an amount to be determined pursuant to provisions set forth in the indenture governing the Notes. In addition, during any 12-month period prior to January 1, 2014, the Company had the right to redeem up to 10% of the original aggregate principal amount of the Notes at a redemption price of 103% of par, plus accrued interest. In the event that Atkore International raised additional equity prior to January 1, 2014, then subject to the restrictions in the Notes, Atkore International had the right to redeem up to 35% of the Notes at 109.875% of par, plus accrued and unpaid interest up to the redemption date. The Company also had the right to redeem the Notes prior to January 1, 2014, in whole or in part at par plus an applicable premium, as defined in the indenture, and accrued interest. The Company redeemed $41 million of the Notes on November 25, 2013 under the terms of the Indenture at a price of 103% of the par value of the redemption amount plus interest accrued to the date of redemption. The redemption of the Notes resulted in a loss on extinguishment of debt of $3 million, including an early redemption premium of $1 million and a write-off of $2 million of unamortized debt issuance costs related to the Notes. The Notes contain covenants typical to this type of financing, including limitations on indebtedness, restricted payments including dividends, liens, restrictions on distributions from restricted subsidiaries, sales of assets, affiliate transactions, mergers and consolidations. The Notes also contain customary events of default typical to this type of financing, including without limitation, failure to pay principal and/or interest when due, failure to observe covenants, certain events of bankruptcy, the rendering of certain judgments, or the loss of any guarantee.
On October 23, 2013, Atkore International, a subsidiary of the Company, entered into the Second Amendment to the Credit Agreement and First Amendment to and Reaffirmation of the Guarantee and Collateral Agreement of the Credit Agreement, dated as of December 22, 2010. The amendment to the Credit Facility increased the aggregate commitments of the lenders to $300 million, reduced interest spreads and amended certain other terms and provisions. Availability under the Credit Agreement is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor, subject to certain limitations. The amendment to the Credit Facility resulted in a write off of less than $1 million of unamortized deferred costs and an additional $1 million of costs paid to the creditor and third-party that will be amortized over the term of the amended Credit Facility. As of December 27, 2013 and September 27, 2013, $118 million and $59 million were drawn under the Credit Facility, respectively. The Credit Facility is guaranteed by the Company and the U.S. operating companies owned by Atkore International. The Company’s availability under the Credit Facility was $159 million and $177 million as of December 27, 2013 and September 27, 2013, respectively. The interest rate on the Credit Facility is LIBOR plus an applicable margin ranging from 1.50% to 2.00%, or an alternate base rate for U.S. Dollar denominated borrowings plus an applicable margin ranging from 0.50% to 1.00%. The Credit Facility matures on October 23, 2017, however if no more than $30 million of the Senior Notes remains outstanding and an availability reserve is established against the borrowing base, the maturity date will be October 23, 2018. The Credit Facility contains customary representations and warranties and customary affirmative and negative covenants. Affirmative covenants include, but are not limited to, the timely delivery of quarterly and annual financial statements, certifications to be made by the Company, payment of obligations, maintenance of corporate existence and insurance, notices, compliance with environmental laws, and the grant of liens on after acquired property. The negative covenants include, but are not limited to, the following: limitations on indebtedness, dividends and distributions, investments, prepayments or redemptions of subordinated indebtedness, amendments of subordinated indebtedness, transactions with affiliates, asset sales, mergers, consolidations and sales of all or substantially all assets, liens, negative pledge clauses, changes in fiscal periods, changes in line of business and changes in charter documents. Additionally, if the availability under the Credit Facility falls below certain levels, the Company would subsequently be required to maintain a minimum fixed charge coverage ratio.
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
As of December 27, 2013, the fair value of the floating rate borrowings under the Credit Facility approximated its carrying amount based on the short-term nature of such debt. The fair value of the Company’s Notes was $398 million as of December 27, 2013. In determining the fair value of its long-term debt, the Company used the trading value amongst financial institutions for the Notes, which were classified within level 1 of the fair value hierarchy.
In the fourth quarter of fiscal year 2013, the Company entered into foreign exchange forward options to mitigate the income statement effect of changes caused by fluctuations in currency rates in the fair value of third-party receivables denominated in foreign currency related to the divestiture of the Brazil business. Gains and losses on these derivative instruments are recorded through earnings. As of December 27, 2013, the fair value of the foreign exchange forward options is $1 million and is included in prepaid expenses and other current assets in the consolidated balance sheet and the loss on the foreign exchange forward options for the three months ended December 27, 2013 was less than $1 million and was recorded in selling, general, and administrative on the statements of operations.

The following table summarizes the notional amount and fair value of the Company’s financial instruments at December 27, 2013 and September 27, 2013 ($ in millions):

		December 27, 2013		September 27, 2013
	Level	Notional Amount	Fair Value	Notional Amount	Fair Value
Foreign exchange forward options	1	16	1	16	1
Other than the foreign exchange forward options, the Company’s financial instruments consist primarily of cash and cash equivalents, accounts receivable, accounts payable. The fair value of cash and cash equivalents, accounts receivable, and accounts payable approximated book value as of December 27, 2013 and September 27, 2013 due to their short-term maturities.

9. Income Taxes
For the three months ended December 27, 2013 and December 28, 2012, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was 16% and 17%, respectively.
The effective tax rate for the three months ended December 27, 2013 and December 28, 2012 varied from the U.S. statutory tax rate as a result of losses incurred for the quarter without an associated tax benefit in certain foreign jurisdictions that have a full valuation allowance against deferred tax assets.

The Company has not had a significant change to its unrecognized tax benefits since September 27, 2013.
Many of the Company’s uncertain tax positions relate to tax years that remain subject to audit by the taxing authorities in the U.S. federal, state and local or foreign jurisdictions. Open tax years in significant jurisdictions are as follows:

Jurisdiction	Years Open To Audit
France	2010 – 2012
U.S.	2005 – 2012
The Company’s income tax returns are examined periodically by various taxing authorities. The Company’s federal tax returns for the 2005 through 2009 and 2011 tax years are currently under examination by the IRS, and the Company is currently under examination in various state jurisdictions. Based on the current status of its income tax audits, the Company believes that it is reasonably possible for the amount of unrecognized tax benefits to decrease by $1 million to $2 million in the next twelve months for a variety of unrecognized tax benefits as a result of the completion of tax audits and the expiration of the statute of limitations. Should any unrecognized tax benefits be resolved, the Company will seek reimbursement from Tyco under the terms of the investment agreement between CD&R, Tyco and Atkore Group (the “Investment Agreement”) relative to the periods prior to the Transactions.
At each balance sheet date, management evaluates whether it is more likely than not that the Company’s deferred tax assets will be realized and if sufficient future taxable income will be available by assessing current period and projected operating results and other pertinent data. As of December 27, 2013, the Company had recorded net deferred tax liabilities of $60 million, which includes valuation allowances of $8 million. Depending on prevailing economic conditions, future taxable income of entities with deferred tax assets may be negatively impacted, which may require additional valuation allowances related to the Company’s deferred tax assets to be recorded in future reporting periods.
Other Income Tax Matters
For the fiscal year ended September 27, 2013, the Company recorded a deferred tax liability of $2 million for U.S. and non-U.S. income taxes on the undistributed earnings of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to investments in subsidiaries that the Company does not consider to be indefinitely reinvested. No additional provision has been made for U.S. or non-U.S. income taxes on the undistributed income of subsidiaries or for unrecognized deferred tax liabilities for temporary differences related to basis differences in investments in subsidiaries, as such income is expected to be permanently reinvested, the investments are essentially permanent in duration, or we have concluded that no additional tax liability will arise as a result of the distribution of such income. As of September 27, 2013, certain subsidiaries had approximately $8 million of undistributed income that we intend to permanently reinvest. A liability could arise if our intentions to permanently reinvest such income were to change and amounts are distributed by such subsidiaries or if such subsidiaries are ultimately disposed. It is not practicable to estimate the additional income taxes related to permanently reinvested income or the basis differences related to investments in subsidiaries.
The calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across its global operations. The Company records tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on the Company’s estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. The Company adjusts these reserves in light of changing facts and circumstances. However, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. For uncertain tax liabilities arising in the periods prior to the Transactions that are resolved in a future period, the Company plans to seek repayment from Tyco under the terms of the Investment Agreement. Accordingly, the Company has reflected those liabilities with a corresponding receivable due from Tyco of $16 million on the consolidated balance sheet. If the Company’s estimate of uncertain tax liabilities arising in the periods following the Transactions proves to be less than the ultimate assessment, an additional charge to expense would result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities may result in income tax benefits being recognized in the period when the Company determines the liabilities are no longer necessary.
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
The net periodic benefit cost for the three months ended December 27, 2013 and December 28, 2012 was as follows ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Service cost	$—	$1
Interest cost	1	1
Expected return on plan assets	(1)	(2)
Amortization of actuarial loss	—	1
Net periodic benefit cost	$—	$1
The amortization of actuarial loss reclassified from accumulated other comprehensive loss during the three months ended December 27, 2013 and December 28, 2012 was $0 million and less than $1 million, respectively. The amortization of actuarial loss is included in cost of sales on the statements of operations.
The Company contributed $0 million and $1 million to its pension plans during the three months ended December 27, 2013 and December 28, 2012, respectively.

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
There were 4,929,483 and 4,717,414 stock options to purchase Shares issued under the Stock Incentive Plan as of December 27, 2013 and September 27, 2013, respectively. The total compensation expense related to all share-based compensation plans was $1 million and less than $1 million for the three months ended December 27, 2013 and December 28, 2012, respectively.
The fair value of each of Atkore Group’s options granted during the three months ended December 27, 2013 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Three months ended December 27, 2013
Expected dividend yield	0%
Expected volatility	60%
Risk free interest rate	1.49%
Weighted-average expected option life	5.30
The weighted-average grant-date fair value of options granted during the three months ended December 27, 2013 and December 28, 2012 was $3.52 and $2.64, respectively. No options were exercised during the three months ended December 27, 2013 and December 28, 2012.
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
Stock option activity for the period September 27, 2013 to December 27, 2013 was as follows:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($ in millions)
Outstanding as of September 27, 2013	4,717,414	$10	8.87	$—
Granted	297,507	10	9.19	—
Exercised	—	—	—	—
Expired	—	—	—	—
Forfeited	(85,438)	10	—	—
Outstanding as of December 27, 2013	4,929,483	$10	8.89	$—
Vested and unvested expected to vest as of December 27, 2013	1,207,009	10	8.89	—
Vested as of December 27, 2013	4,436,535	$10	8.38	$—
On December 6, 2013, the Board of Directors of Atkore Group approved an annual grant of stock options under the Stock Incentive Plan. This grant resulted in 247,600 stock options that will vest ratably over five years.

As of December 27, 2013, there was $10 million of total unrecognized compensation cost related to non-vested options granted. The cost is expected to be recognized over a weighted-average period of five years.
As part of the Stock Incentive Plan, certain key employees committed to purchase a number of Shares over a period of years subsequent to fiscal year 2011. As of December 27, 2013, there were 11,069 Shares to be purchased. The purchases of these Shares will result in the issuance of an additional 29,634 stock options. A total of 5,311 Shares and 15,514 Shares were purchased, respectively, for gross proceeds of less than $1 million during each of the three months ended December 27, 2013 and December 28, 2012.

12. Restructuring Charges
Acroba Restructuring
In the fourth quarter of fiscal year 2013, the Company committed to close the Company's Acroba S.A.S. ("Acroba") subsidiary's facility in France as part of the Company's continuing effort to reduce its expenses and invest in areas of strategic focus. The plan is part of the Company's effort to reduce costs and to align the Company's organization structure with its strategy. The Company maintained a restructuring reserve related to Acroba Restructuring for employee severance and benefits. The total severance payment of $2 million is expected to be completed by the end of fiscal year 2014.
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
Restructuring reserves
The roll-forward of the reserves is as follows ($ in millions):

	Acroba	2012 Program	2007 Program	Total
Balance as of September 27, 2013	$2	$—	$—	$2
Charges	—	—	—	—
Utilization	(2)	—	—	(2)
Reversals	—	—	—	—
Balance as of December 27, 2013	$—	$—	$—	$—

	2012 Program	2007 Program	Total
Balance as of September 28, 2012	$1	$2	$3
Charges	—	2	2
Utilization	(1)	(1)	(2)
Reversals	—	—	—
Balance as of December 28, 2012	$—	$3	$3
The net restructuring charges for the restructuring activities described above were $0 million and $2 million for the three months ended December 27, 2013 and December 28, 2012, respectively.

The net restructuring charges by segment were as follows ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Global Pipe, Tube & Conduit	$—	$—
Global Cable & Cable Management	—	2
Corporate	—	—
Total restructuring charges	$—	$2
Restructuring reserves related to Acroba, the 2012 Program, and the 2007 Program were included in the Company’s consolidated balance sheet as follows ($ in millions):

	December 27, 2013	September 27, 2013
Accrued and other current liabilities	$—	$2
13. Segment and Geographic Data
As a result of the acquisition of Heritage Plastics and Liberty Plastics on September 17, 2013, effective September 28, 2013, the Company set up a new operating segment, PPC to manage and incorporate Heritage Plastics and Liberty Plastics with the existing business of Georgia Pipe to create better business development, greater coordination, and enhanced customer focus. Ridgeline, which was acquired on October 11, 2013, is also included in the PPC operating segment. In addition, as part of reorganization, the Company’s power-strut business was moved from the PTC NA operating segment to the CM NA operating segment. This restructuring aligns the internal management and functional support assets based on the Company’s product and service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.
As the result of the reorganization, the PTC NA operating segment and PPC operating segment are aggregated and continued to be reported within the Global Pipe, Tube and Conduit reportable segment. The Company continues to have the same two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The product categories that pertain to each reportable segment are as follows:
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

Corporate and Other contains those items that are not included in the Company’s two segments.

Selected information by reportable segment is presented in the following tables ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Net sales(1):
Global Pipe, Tube & Conduit	$242	$210
Global Cable & Cable Management	163	154
Elimination of intersegment revenues	(10)	(9)
	$395	$355
Operating income (loss):
Global Pipe, Tube & Conduit	$9	$5
Global Cable & Cable Management	12	10
Corporate and Other	(10)	(9)
	$11	$6
Depreciation and amortization:
Global Pipe, Tube & Conduit	$10	$8
Global Cable & Cable Management	4	5
Corporate and Other	1	—
	$15	$13
Capital expenditures:
Global Pipe, Tube & Conduit	$4	$1
Global Cable & Cable Management	2	2
Corporate and Other	—	—
	$6	$3

 _________________

(1)	Amounts represent sales to external customers and related parties (see Note 3). No single customer represented 10% or more of the Company’s total net sales in any period presented.
The reconciliation of operating income to loss before income taxes is as follows ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Operating income	$11	$6
Interest expense, net	15	12
Loss from continuing operations before income taxes	$(4)	$(6)

Corporate and other contains interest expense that is not allocated to our two reportable segments. Total interest expense included in Corporate and other was $15 million and $12 million for the three months ended December 27, 2013 and December 28, 2012, respectively.

Selected information by reportable segment is presented in the following table ($ in millions):

	December 27, 2013	September 27, 2013
Total assets:
Global Pipe, Tube & Conduit	$817	$797
Global Cable & Cable Management	452	428
Corporate and Other	66	99
	$1,335	$1,324
Selected information by geographic area is as follows ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Net sales:
U.S.	$362	$322
Other Americas	10	10
Europe	10	9
Asia-Pacific	13	14
	$395	$355

	December 27, 2013	September 27, 2013
Long lived assets:
U.S.	$258	$252
Europe	7	10
Asia-Pacific	6	6
	$271	$268
As of December 27, 2013, the long-lived assets included $264 million of property, plant and equipment, net, $2 million of Supplemental Executive Retirement Plan (“SERP”) pension assets, and $5 million of of long-term receivables related to the sale of our Brazil business. As of September 27, 2013, the long-lived assets included $260 million of property, plant and equipment, net, $2 million of SERP pension assets, and $6 million of long-term receivables related to the sale of our Brazil business.
Selected information by product category is presented in the following table ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Net sales:
Global Pipe, Tube & Conduit
Pipe & Tube	$126	$121
Conduit	116	89
Total Global Pipe, Tube & Conduit	242	210
Global Cable & Cable Management
Cable	100	90
Cable Management Systems	63	64
Total Global Cable & Cable Management	163	154
Elimination of intersegment revenues	(10)	(9)
	$395	$355

14. Commitments and Contingencies
The Company has obligations related to commitments to purchase certain goods. As of December 27, 2013, such obligations were $231 million for fiscal year 2014, $2 million for fiscal year 2015, and $0 thereafter.
Legal Contingencies— The Company is a defendant in a number of pending legal proceedings incidental to present and former operations, including several lawsuits alleging that the anti-microbial coated sprinkler pipe causes stress cracking in polyvinyl chloride pipe when installed with certain kinds of such pipe manufactured by unrelated parties. After consultation with internal counsel and external counsel representing the Company in these matters, the Company has reserved its best estimate of the probable loss related to the matter. The Company had an accrual of $8 million as of December 27, 2013 and September 27, 2013. At December 27, 2013 and September 27, 2013, $2 million was included in accrued and other current liabilities in the consolidated balance sheets for these matters. At December 27, 2013 and September 27, 2013, $6 million was included in other long-term liabilities in the consolidated balance sheets for these matters. The Company does not expect the outcome of these proceedings, either individually or in the aggregate, to have a material effect on its financial statements. The range of reasonably possible losses related to these matters is from $4 million to $13 million.

In October 2013, the State of Illinois filed suit against Allied Tube & Conduit Corporation alleging violations of the Illinois Environmental Protection Act relating to an oil sheen twice observed in a storm sewer system at the Company's Harvey, Illinois manufacturing facility.  The State seeks an injunction ordering the Company to take immediate corrective action to abate the alleged violations and civil penalties as permitted by applicable law.  The Company has worked with the Illinois Environmental Protection Agency regarding this matter since March 2012. For the quarter ended December 27, 2013, the Company does not believe that the liability is reasonably estimable and accordingly has not recorded a loss contingency related to this matter.
From time to time, the Company is subject to a number of disputes, administrative proceedings and other claims arising out of the conduct of the Company’s business. These matters generally relate to disputes arising out of the use or installation of the Company’s products, product liability litigation, contract disputes, patent infringement accusations, employment matters and similar matters. On the basis of information currently available to the Company, it does not believe that existing proceedings and claims will have a material impact on its net assets, income or cash flows. The range of reasonably possible losses related to these matters is less than $1 million, in the aggregate. However, litigation is unpredictable, and the Company could incur judgments or enter into settlements for current or future claims that could adversely affect its financial statements.
15. Guarantees
The Company has outstanding letters of credit for $6 million supporting workers’ compensation and general liability insurance policies, and $4 million supporting foreign lines of credit. The Company also has an outstanding letter of credit in the amount of $5 million as collateral for the two milestone payments pursuant to the sale of its minority ownership share in Abahsain-Cope Saudi Arabia Ltd., a joint venture in the Middle East, it has received. The Company also has $10 million in surety bonds primarily related to performance guarantees on supply agreements and construction contracts, and payment of duties and taxes. Tyco has guaranteed the performance to third parties for leased properties in the amount of $5 million on behalf of the Company and intends to obtain releases from these guarantees related to the Company.
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
16. Discontinued Operations and Dispositions
In August 2013, the Company determined that the Brazil business was no longer strategic to the Company. On August 26, 2013, Atkore International, a subsidiary of the Company, entered into a Share Purchase Agreement (the “Agreement”) with Atkore International Indústria e Comércio de Aço e Materiais Elétricos Ltda. (the “Subsidiary”), Panatlantica S.A. (“Buyer”) and Allied Switzerland GmbH (“Seller”). Pursuant to the Agreement, Seller agreed to sell to

Buyer all of the shares of the Subsidiary for 98,700,000 Brazilian Reais. The operations and cash flows of the Brazil business have been segregated from continuing operations and presented as discontinued operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. The results of Brazil operations previously were included within the Global Pipe, Tube & Conduit segment. The Purchase Price will be paid in four installments, with 60% of the Purchase Price paid at closing and 13.33% of the Purchase Price paid on each of the nine, 12 and 18 month anniversaries of the closing. On September 23, 2013, the Company completed the sale. The total loss, net of tax, from the sale was $20 million.
The following tables present the operating results of the Company’s discontinued operations for the three months ended December 27, 2013 and December 28, 2012 ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Net sales	$—	$30
Cost and expenses	$—	29
Operating income	—	1
Interest income, net	—	—
Income before income tax	—	1
Income tax expense	—	—
Income from discontinued operations	$—	$1
Loss from disposal of discontinued business assets, net of tax	—	—
Income from discontinued operations and disposal net of income tax expense of $0 and $0, respectively	$—	$1

The following table shows an analysis of assets and liabilities of discontinued operations as of December 27, 2013 and September 27, 2013 ($ in millions):

	December 27, 2013	September 27, 2013
Current assets	$—	$—
Property, plant and equipment, net	—	—
Other assets	—	—
Total assets of discontinued operations	—	—
Current liabilities	$—	$2
Total liabilities of discontinued operations	$—	$2
Included in current liabilities of discontinued operations at September 27, 2013 was $2 million related to accrued and other current liabilities. In the three months ended December 27, 2013, $2 million was paid to settle this liability.
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

Dispositions
The Company has classified several buildings and an investment in an unconsolidated joint venture as held for sale on the accompanying consolidated balance sheet as of December 27, 2013 and September 27, 2013. The components of assets held for sale at December 27, 2013 and September 27, 2013 consisted of the following ($ in millions):

	December 27, 2013	September 27, 2013
Property, plant and equipment, net	$8	$7
Other assets	3	3
Assets held for sale	$11	$10
In January 2012, the Company entered into a share purchase agreement pursuant to which the Company would sell its minority ownership share in Abahsain-Cope Saudi Arabia Ltd. for cash consideration of approximately $10 million, which was paid into an escrow account in May 2012. The escrow remains in the name of the buyer, and the Company retains the benefit of the investment until all deliverables are met. The carrying value of the investment is $3 million and is classified as held for sale. The consideration is to be distributed incrementally from the escrow as certain milestones are reached. The Company will recognize the gain on the sale upon completion of all of the milestones. On April 30, 2013, the Company received the first tranche of payments of $2 million. On December 26, 2013, the Company received the second tranche of payments of $3 million.
In addition, the Company has decided to sell several buildings. The Company has vacated the premises of the buildings and is actively searching for a buyer on the open market. During the three months ended December 27, 2013, the Company sold a building previously classified as assets held for sale for $1 million. In addition, a facility with a book value of $2 million located in France related to the Company's Acroba business was reclassified as assets held for sale during the three months ended December 27, 2013. During the three months ended December 28, 2012, the Company recorded a $1 million impairment charge based on the negotiated selling price. The Company determined the valuation of the buildings, which was classified within level 2 of the fair value hierarchy, utilizing the negotiated sales price. The carrying value of the buildings was $8 million and $7 million at December 27, 2013 and September 27, 2013, respectively. Subsequently, on December 30, 2013, the Company sold a building in Madison, Indiana classified as assets held for sale for $4 million.

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
The following tables present financial information for (a) the Company, the parent guarantor, (b) Atkore International, the borrower, (c) Atkore International’s domestically domiciled subsidiaries (“Guarantor Subsidiaries”), (d) Atkore International’s foreign subsidiaries (“Non-Guarantor Subsidiaries”), (e) elimination entries necessary to combine a parent guarantor with the Guarantor Subsidiaries and Non-Guarantor Subsidiaries, and (f) the Company on a consolidated basis for the three months ended December 27, 2013 and December 28, 2012. The following financial information presents the results of operations, comprehensive loss, financial position and cash flows and the eliminations necessary to arrive at the information for the Company using the equity method of accounting for subsidiaries.

Condensed Consolidated Statement of Operations
For the Three months ended December 27, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$380	$33	$(18)	$395
Cost of sales	—	—	325	27	(18)	334
Selling, general and administrative	—	3	41	6	—	50
Operating (loss) income	—	(3)	14	—	—	11
Interest expense, net	—	5	10	—	—	15
(Loss) income from continuing operations before income taxes	—	(8)	4	—	—	(4)
Income tax (benefit) expense	—	(3)	1	1	—	(1)
(Loss) income from continuing operations	—	(5)	3	(1)	—	(3)
Income from discontinued operations and disposal, net of tax	—	—	—	—	—	—
(Loss) income from subsidiaries	(3)	2	—	—	1	—
Net (loss) income	$(3)	$(3)	$3	$(1)	$1	$(3)
Condensed Consolidated Statement of Operations
For the Three months ended December 28, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net sales	$—	$—	$331	$33	$(9)	$355
Cost of sales	—	—	285	$28	(9)	304
Selling, general and administrative	—	2	36	$7	—	45
Operating (loss) income	—	(2)	10	(2)	—	6
Interest expense, net	—	2	10	—	—	12
Loss from continuing operations before income taxes	—	(4)	—	(2)	—	(6)
Income tax (benefit) expense	—	(2)	—	1	—	(1)
Loss from continuing operations	—	(2)	—	(3)	—	(5)
Income from discontinued operations and disposal, net of tax	—	—	—	1	—	1
(Loss) income from subsidiaries	(4)	(2)	—	—	6	—
Net (loss) income	$(4)	$(4)	$—	$(2)	$6	$(4)

Condensed Consolidated Statement of Comprehensive (Loss) Income
For the Three months ended December 27, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(3)	$(3)	$3	$(1)	$1	$(3)
Other comprehensive (loss) income:
Change in foreign currency translation adjustment	(2)	(2)	—	(2)	4	(2)
Change in unrecognized loss related to pension benefit plans	—	—	—	—	—	—
Total other comprehensive (loss)income	(2)	(2)	—	(2)	4	(2)
Comprehensive (loss) income	$(5)	$(5)	$3	$(3)	$5	$(5)
Condensed Consolidated Statement of Comprehensive (Loss) Income
For the Three months ended December 28, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Net (loss) income	$(4)	$(4)	$—	$(2)	$6	$(4)
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(1)	(1)	—	(1)	2	(1)
Change in unrecognized loss related to pension benefit plans	1	1	1	—	(2)	1
Total other comprehensive income(loss)	—	—	1	(1)	—	—
Comprehensive (loss) income	$(4)	$(4)	$1	$(3)	$6	$(4)

Condensed Consolidated Balance Sheet
As of December 27, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$7	$26	$—	$33
Accounts receivable, net	—	—	172	20	—	192
Inventories, net	—	—	252	20	—	272
Assets held for sale	—	—	9	2	—	11
Prepaid expenses and other current assets	—	8	16	14	—	38
Deferred income taxes	—	—	20	1	—	21
Total current assets	—	8	476	83	—	567
Property, plant and equipment, net	—	—	256	8	—	264
Intangible assets, net	—	—	306	—	—	306
Goodwill	—	—	161	—	—	161
Receivables due from Tyco International Ltd. and its affiliates	—	—	16	—	—	16
Investment in subsidiaries	512	746	—	—	(1,258)	—
Intercompany receivable	—	228	—	—	(228)	—
Other assets	—	14	1	6	—	21
Total assets of continuing operations	$512	$996	$1,216	$97	$(1,486)	$1,335
Total assets of discontinued operations	$—	$—	$—	$—	$—	$—
Total Assets	$512	$996	$1,216	$97	$(1,486)	$1,335
Liabilities and Equity
Current Liabilities:
Short-term debt	$—	$118	$—	$3	$—	$121
Accounts payable	—	—	110	12	—	122
Income tax payable	—	—	—	2	—	2
Accrued and other current liabilities	—	19	55	5	—	79
Total current liabilities	—	137	165	22	—	324
Long-term debt	—	369	—	—	—	369
Deferred income taxes	—	(23)	103	1	—	81
Intercompany payable	—	—	253	(25)	(228)	—
Income tax payable	—	—	16	—	—	16
Pension liabilities	—	—	16	—	—	16
Other long-term liabilities	—	1	17	(1)	—	17
Total liabilities of continuing operations	—	484	570	(3)	(228)	823
Total liabilities of discontinued operations	—	—	—	—	—	—
Total Liabilities	—	484	570	(3)	(228)	823
Shareholder’s Equity:
Common shares and additional paid in capital	608	608	629	150	(1,387)	608
(Accumulated deficit) retained earnings	(92)	(92)	21	(48)	119	(92)
Accumulated other comprehensive (loss) income	(4)	(4)	(4)	(2)	10	(4)
Total Shareholder’s Equity	512	512	646	100	(1,258)	512
Total Liabilities and Shareholder’s Equity	$512	$996	$1,216	$97	$(1,486)	$1,335

Condensed Consolidated Balance Sheet
As of September 27, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminating Entries	Atkore Consolidated
Assets
Current Assets:
Cash and cash equivalents	$—	$—	$1	$54	$—	$55
Accounts receivable, net	—	—	184	21	—	205
Receivables due from Tyco International Ltd. and its affiliates	—	—	—	—	—	—
Inventories, net	—	—	224	21	—	245
Assets held for sale	—	—	10	—	—	10
Prepaid expenses and other current assets	—	9	19	14	—	42
Deferred income taxes	—	—	20	1	—	21
Total current assets	—	9	458	111	—	578
Property, plant and equipment, net	—	—	249	11	—	260
Intangible assets, net	—	—	295	—	—	295
Goodwill	—	—	152	—	—	152
Deferred income taxes	—	—	—	—	—	—
Receivables due from Tyco International Ltd. and its affiliates	—	—	16	—	—	16
Investment in subsidiaries	516	706	—	—	(1,222)	—
Intercompany receivable	—	246	—	—	(246)	—
Other assets	—	15	2	6	—	23
Total assets of continuing operations	$516	$976	$1,172	$128	$(1,468)	$1,324
Total assets of discontinued operations	$—	$—	$—	$—	$—	$—
Total Assets	$516	$976	$1,172	$128	$(1,468)	$1,324
Liabilities and Equity
Current Liabilities:
Short-term debt	$—	$59	$—	$3	$—	$62
Accounts payable	—	—	115	$12	—	127
Income tax payable	—	—	—	$1	—	1
Accrued and other current liabilities	—	11	55	7	—	73
Total current liabilities	—	70	170	23	—	263
Long-term debt	—	410	—	—	—	410
Deferred income taxes	—	(20)	101	1	—	82
Intercompany payable	—	—	247	(1)	(246)	—
Income tax payable	—	—	16	—	—	16
Pension liabilities	—	—	16	—	—	16
Other long-term liabilities	—	—	18	1	—	19
Total liabilities of continuing operations	—	460	568	24	(246)	806
Total liabilities of discontinued operations	—	—	—	2	—	2
Total Liabilities	—	460	568	26	(246)	808
Shareholder’s Equity:
Common shares and additional paid in capital	607	607	590	149	(1,346)	607
(Accumulated deficit) retained earnings	(89)	(89)	18	(47)	118	(89)
Accumulated other comprehensive (loss) income	(2)	(2)	(4)	—	6	(2)
Total Shareholder’s Equity	516	516	604	102	(1,222)	516
Total Liabilities and Shareholder’s Equity	$516	$976	$1,172	$128	$(1,468)	$1,324

Condensed Consolidated Statement of Cash Flows
For the Three months ended December 27, 2013
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows (used for) provided by operating activities	$—	$(34)	$41	$(4)	$—	$3
Cash flows from investing activities:
Capital expenditures	—	—	(5)	—	—	(5)
Proceeds from sale of properties and equipment	—	—	1	—	—	1
Acquisitions of business, net of cash acquired	—	—	(40)	—	—	(40)
Change in due to (from) Atkore Int’l, Inc	—	—	8	(26)	18	—
Change in due to (from) subsidiaries	—	18	(2)	2	(18)	—
Other, net	—	—	3	—	—	3
Net cash provided by (used for) investing activities	—	18	(35)	(24)	—	(41)
Net cash provided by discontinued investing activities	—	—	—	—	—	—
Net cash provided by (used for) investing activities	—	18	(35)	(24)	—	(41)
Cash flows from financing activities:
Borrowings under Credit Facility	—	251	—	—	—	251
Repayments under Credit Facility	—	(192)	—	—	—	(192)
Proceeds of long-term debt from Atkore International, Inc.	—	—	—	—	—	—
Proceeds from short-term debt	—	—	—	1	—	1
Repayments of short-term debt	—	—	—	(1)	—	(1)
Repayments of long-term debt	—	(41)	—	—	—	(41)
Payments for debt financing costs and fees	—	(2)	—	—	—	(2)
Change in parent company investment	—	—	—	—	—	—
Net cash provided by financing activities	—	16	—	—	—	16
Net cash provided by discontinued financing activities	—	—	—	—	—	—
Net cash provided by financing activities	—	16	—	—	—	16
Effect of currency translation on cash	—	—	—	—	—	—
Net increase (decrease) in cash and cash equivalents	—	—	6	(28)	—	(22)
Cash and cash equivalents at beginning of period	—	—	1	54	—	55
Cash and cash equivalents at end of period	$—	$—	$7	$26	$—	$33

Condensed Consolidated Statement of Cash Flows
For the Three months ended December 28, 2012
($ in millions)

	Atkore International Holdings Inc.	Atkore International, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Atkore Consolidated
Cash flows provided by (used for) operating activities	$—	$9	$(2)	—	$—	$7
Cash flows from investing activities:
Capital expenditures	—	—	(2)	(1)	—	(3)
Change in due to (from) Atkore Int'l inc	—	—	5	—	(5)	—
Change in due (from) to subsidiaries	—	(5)	—	—	5	—
Acquisitions of businesses, net of cash acquired	—	—	—	—	—	—
Other, net	—	—	—	—	—	—
Net cash (used for) provided by investing activities	—	(5)	3	(1)	—	(3)
Net cash provided by discontinued investing activities	—	—	—	—	—	—
Net cash (used for) provided by investing activities	—	(5)	3	(1)	—	(3)
Cash flows from financing activities:
Borrowings under Credit Facility	—	38	—	—	—	38
Repayments under Credit Facility	—	(38)	—	—	—	(38)
Proceeds of long-term debt from Atkore International, Inc.	—	1	—	(1)	—	—
Proceeds from short-term debt	—	2	—	—	—	2
Repayments of short-term debt	—	(3)	—	—	—	(3)
Repayments of long-term debt	—	—	—	—	—	—
Change in parent company investment	—	(3)	—	3	—	—
Net cash (used for) provided by financing activities	—	(3)	—	2	—	(1)
Net cash provided by discontinued financing activities	—	—	—	—	—	—
Net cash (used for) provided by financing activities	—	(3)	—	2	—	(1)
Effect of currency translation on cash	—	—	—	—	—	—
Net increase in cash and cash equivalents	—	1	1	1	—	3
Cash and cash equivalents at beginning of period	—	—	16	36	—	52
Cash and cash equivalents at end of period	$—	$1	$17	$37	$—	$55

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
Executive Summary
Atkore International Holdings Inc. (“the Company,” “we,” “our,” “us,” or “Atkore”) is a global manufacturer of fabricated steel tubes and pipes, pre-wired armored cables, cable management systems and metal framing systems. Our products are used primarily in non-residential construction applications, including installation of electrical systems, site perimeter security fences, steel pipe scaffolding, fire sprinkler pipe and protection systems and metal framing for various support structures. We operate 24 manufacturing facilities and 14 distribution facilities that are strategically located to efficiently receive materials from our suppliers as well as deliver products to our customers. Our global footprint has been streamlined in recent years to improve manufacturing capacity utilization across our facilities and to enhance the efficiency of our transportation and logistics networks.
We distribute our products to end-users through several distinct channels, including electrical distributors, home improvement retailers, industrial distributors, HVAC and plumbing distributors, datacom distributors and original equipment manufacturers ("OEMs"), as well as directly to a small number of general contractors. Many of our products are ultimately installed into non-residential and multi-family residential buildings during new construction and renovation by end-users, who are typically trade contractors. We serve a diverse group of end markets, including commercial construction, diversified industrials, power generation, agricultural, retail, transportation and government. The majority of our sales and operations are in North America. In the three months ended December 27, 2013 and December 28, 2012, 92% and 91%, respectively, of our net sales were tied to customers located in the U.S. We also have manufacturing and sales presence in the United Kingdom, China, Australia and New Zealand.
Our business is largely dependent on the non-residential construction industry. Approximately 75% and 73% of our net sales in the three months ended December 27, 2013 and December 28, 2012, respectively, were related to U.S. non-residential construction, where our product installation typically lags U.S. non-residential starts by three to nine months. U.S. non-residential construction starts, as reported by McGraw-Hill Construction – Dodge, Research & Analytics, reached a historic low of 680 million square feet in calendar year 2010, and their projection for calendar year 2014 is 900 million square feet. This level of activity is significantly below the previous cyclical troughs witnessed from 1967 through 2008, during which time non-residential construction starts did not fall below 936 million square feet in any given calendar year. We expect to capitalize on any recovery in non-residential construction activity over the coming years and potentially drive higher margins by leveraging the scalability of our operations.
We own or have rights to trademarks or trade names that we use in conjunction with the operation of our business, including, but not limited to, Allied Tube & Conduit®, Unistrut®, Power Strut®, Telespar®, Cope®, AFC Cable Systems®, Kaf-Tech®, Flo-Coat®, Gatorshield®, Kwik-Fit®, Razor Ribbon® , Columbia MBF®, FlexHead ® and SprinkFLEX®, all of which are registered in the U.S., except ColorSpec™.
Reorganization of Segments
As a result of the acquisition of Heritage Plastics, Inc., Heritage Plastics Central, Inc. and Heritage Plastics West, Inc. (collectively “Heritage Plastics”) and Liberty Plastics, LLC (“Liberty Plastics”) on September 17, 2013, effective September 28, 2013, the Company set up a new operating segment, Plastic Pipe and Conduit ("PPC") to manage and incorporate Heritage Plastics and Liberty Plastics with the existing business of Georgia Pipe to create better business development, greater coordination, and enhanced customer focus. Ridgeline Pipe Manufacturing (“Ridgeline”), which was acquired on October 11, 2013, is also included in the PPC operating segment. In addition, as part of reorganization, the Company’s power-strut business was moved from the Pipe, Tube, and Conduit North America (“PTC NA”) operating segment to the Cable Management North America operating segment. This restructuring aligns the internal management and functional support assets based on the Company’s product and service offerings and better reflects how our chief operating decision maker allocates resources and assesses performance.
As the result of the reorganization, the PTC NA operating segment and PPC operating segment are aggregated and continued to be reported within the Global Pipe, Tube and Conduit reportable segment. The Company continues to have the same two reportable segments: 1) Global Pipe, Tube & Conduit and 2) Global Cable & Cable Management. The product categories that pertain to each reportable segment are as follows:
Global Pipe, Tube & Conduit (“GPTC”)

•
Pipe & Tube - consists of steel pipe for low pressure fire sprinkler applications and for low pressure conveyance of fluids and certain structural and fabrication applications and commercial quality tubing in a variety of shapes and sizes for industrial applications, such as agricultural buildings, conveyor belt tubing and highway signage (including in-line galvanized steel tubing products for many OEMs and structural applications), high strength fence framework that utilizes the in-line galvanization process to deliver consistent strength and quality, and barbed tape products for high security perimeter fences and polyvinyl chloride ("PVC") irrigation piping.

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

($ in millions)	Three months ended December 27, 2013	Three months ended December 28, 2012	Change
Net sales	$395	$355	$40
Cost of sales	334	304	30
Gross margin	61	51	10
Selling, general and administrative expenses	50	45	5
Operating income	11	6	5
Interest expense, net	15	12	3
Loss from continuing operations before income taxes	(4)	(6)	2
Income tax benefit	(1)	(1)	—
Loss from continuing operations	(3)	(5)	2
Income from discontinued operations and disposal, net of income tax expense	—	1	(1)
Net loss	$(3)	$(4)	$1

Net Sales
Net sales increased $40 million for the three months ended December 27, 2013 to $395 million, from $355 million for the three months ended December 28, 2012. The increase was due primarily to sales of $36 million from the businesses that were acquired in the fourth quarter of fiscal year 2013 and first quarter of fiscal year 2014 in our Global Pipe, Tube and Conduit ("GPTC") segment. In addition, higher volume more than offset lower average selling prices for our Global Cable and Cable Management ("GCCM") products and had a favorable impact on net sales of $9 million, offset by a $4 million decrease in sales of GPTC products due primarily to lower volume, and an unfavorable foreign currency exchange impact of $1 million.
Cost of Sales
Cost of sales increased by $30 million to $334 million for the three months ended December 27, 2013, compared to $304 million for the three months ended December 28, 2012. The increase in cost of sales was due primarily to the costs of sales incurred at the acquired businesses of $32 million and higher sales volume of GCCM products, offset by lower copper and steel cost of $6 million.
Gross Margin
Gross margin increased by $10 million to $61 million for the three months ended December 27, 2013, compared to $51 million for the three months ended December 28, 2012. The increase in gross margin was due primarily to higher average selling prices and lower material costs for steel along with the comparatively higher margins generated by the acquired businesses.
Selling, General & Administrative
Selling, general and administrative expenses increased $5 million to $50 million for the three months ended December 27, 2013, compared to $45 million for the three months ended December 28, 2012. The increase was due primarily to $4 million general and administrative expenses related to the newly acquired businesses, and $1 million of foreign exchange losses related to a third-party receivable in connection with the sale of the Brazil business.
Operating Income
Operating income increased $5 million to $11 million for the three months ended December 27, 2013, compared to $6 million for the three months ended December 28, 2012. The increase was due primarily to higher gross margins of $10 million as a result of higher average selling prices for GPTC products and the impact of margins at the acquired businesses combined with positive performance at GCCM due to higher volume and lower raw material costs, offset by higher selling, general and administrative expenses of $5 million.
Interest Expense, net
Interest expense, net, was $15 million and $12 million for the three months ended December 27, 2013 and December 28, 2012, respectively. The increase in interest expense was due primarily to a loss on extinguishment of debt of $3 million, including an early redemption premium of $1 million and a write-off of $2 million of unamortized debt issuance costs related to the amendment of the Company's asset-based credit facility (the "Credit Facility") and the redemption of $41 million of our senior secured notes (the “Notes”), which bear interest at 9.875% per annum.
Income Tax Expense
For the three months ended December 27, 2013 and December 28, 2012, the Company’s effective income tax rate attributable to loss from continuing operations before income taxes was 16.3% and 17%, respectively.
The effective tax rate for the three months ended December 27, 2013 varied from the effective tax rate for the three months ended December 28, 2012 due to the difference in the proportion of losses in foreign jurisdictions without an associated tax benefit compared to overall losses recognized in the respective period.
Loss from Discontinued Operations and Disposal, net of Income Tax Expense
In August 2013, we determined that the Brazil business was no longer strategic to us. On August 26, 2013, Atkore International, our subsidiary, entered into a Share Purchase Agreement (the “Agreement”) with Atkore International Indústria e Comércio de Aço e Materiais Elétricos Ltda. (the “Subsidiary”), Panatlantica S.A. (“Buyer”) and Allied Switzerland GmbH (“Seller”). Pursuant to the Agreement, Seller agreed to sell to Buyer all of the shares of the Subsidiary for 98,700,000

Brazilian Reais. The operations and cash flows of our Brazil business have been segregated from continuing operations and presented as discontinued operations for all of the periods presented. Atkore will not have any continuing involvement in the operations after the disposal transaction. On September 23, 2013, we completed the sale. For the three months ended December 27, 2013 and December 28, 2012, the Brazil business had income of $0 million and $1 million, net of tax, respectively, from operations.
Results of Operations by Segment
Segment information, as reorganized effective September 28, 2013, is consistent with how management manages the businesses, makes investing and resource allocation decisions and assesses operating performance. Selected information by business segment is presented below ($ in millions):
Global Pipe, Tube & Conduit

	Three months ended December 27, 2013	Three months ended December 28, 2012	Change
Net sales	$242	$210	$32
Operating income	9	5	4
Net Sales
Net sales for the three months ended December 27, 2013 increased $32 million to $242 million, from $210 million for the three months ended December 28, 2012. The increase was attributable primarily to sales of $36 million from the businesses that were acquired in the fourth quarter of fiscal year 2013 and the first quarter of fiscal year 2014, and higher average selling prices of steel products of $5 million, offset by lower sales volume of steel products of $9 million.
Operating Income
Operating income increased $4 million to $9 million for the three months ended December 27, 2013, compared to $5 million in the three months ended December 28, 2012. The increase in operating income was due primarily to higher average selling prices of $5 million, $1 million of operating income from the acquired business, and lower average raw material steel costs of $1 million, offset by lower sales volume of GPTC products. Average selling prices were 3% higher during the three months ended December 27, 2013, compared to the three months ended December 28, 2012.
Global Cable & Cable Management

	Three months ended December 27, 2013	Three months ended December 28, 2012	Change
Net sales	$163	$154	$9
Operating income	12	10	2
Net Sales
Net sales increased $9 million to $163 million for the three months ended December 27, 2013, compared to $154 million for the three months ended December 28, 2012. The increase was due primarily to higher sales volume partially offset by lower average selling prices for cable and cable management products.
Operating Income
Operating income for the three months ended December 27, 2013 increased $2 million to $12 million, compared to $10 million in the three months ended December 28, 2012. The increase was due primarily to the favorable impact of higher sales volume for cable and cable management products and lower average raw material copper costs, partially offset by lower average selling prices.
Corporate and Other
Corporate and Other as included in the footnotes to our financial statements represents corporate administrative expenses.

Operating loss for Corporate and Other increased $1 million to $10 million for the three months ended December 27, 2013, compared to $9 million for the three months ended December 28, 2012. The increase was due primarily to higher acquisition and integration related costs related to the newly acquired businesses.
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

The following table is a summary of our cash flows for each period shown ($ in millions):

	Three months ended December 27, 2013	Three months ended December 28, 2012
Net cash provided by operating activities	$3	$7
Capital expenditures	(5)	(3)
Acquisitions of businesses, net of cash acquired	(40)	—
Proceeds from sale of properties and equipment	1	—
Net cash provided by discontinued investing activities	—	—
Borrowings under Credit Facility	251	38
Repayments under Credit Facility	(192)	(38)
Proceeds from short-term debt	1	2
Repayments of short-term debt	(1)	(3)
Repayments of long-term debt	(41)	—
Payment for debt financing costs and fees	(2)	—
Other, net	3	—
(Decrease) increase in cash and cash equivalents	$(22)	$3
Operating activities
During the three months ended December 27, 2013, operating activities provided $3 million, compared to $7 million during the three months ended December 28, 2012. Cash provided by operating activities during the three months ended December 27, 2013 decreased $4 million compared to the same period last year due primarily to a higher working capital levels in the current year resulting from the variance between the Company's payment terms and those of the newly acquired businesses.
Investing activities
During the three months ended December 27, 2013, we used $41 million for investing activities, compared to $3 million used for investing activities during the three months ended December 28, 2012. Capital expenditures were $5 million for the three months ended December 27, 2013, compared to $3 million during the three months ended December 28, 2012. Capital expenditures are primarily for replacement of equipment, repairs, and enhancements to our manufacturing operations. During the three months ended December 27, 2013, we received $1 million proceeds from sale of a building that was accounted for in assets held for sale. In addition, during the three months ended December 27, 2013, we received the second milestone payment of $3 million related to the divestiture of our joint venture in Saudi Arabia. During the three months ended December 27, 2013, we used $40 million to acquire the assets of Ridgeline, a manufacturer of PVC conduit.
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
Financing Activities

On October 23, 2013, Atkore International, a subsidiary of the Company, entered into the Second Amendment to Credit Agreement and First Amendment to and Reaffirmation of Guarantee and Collateral Agreement dated as of such date, in respect of the Credit Agreement and the Guarantee and Collateral Agreement, each dated as of December 22, 2010. The amendment to the Credit Facility increased the aggregate commitments of the lenders to $300 million, reduced interest spreads and amended certain other terms. Availability under the Credit Agreement is subject to a borrowing base equal to the sum of 85% of eligible accounts receivable plus 80% of eligible inventory of each borrower and guarantor, subject to certain limitations. Availability under the Credit Facility was $159 million and $177 million as of December 27, 2013 and September 27, 2013, respectively.
During the three months ended December 27, 2013, the Company had $59 million net borrowings under the Credit Facility, compared to zero net borrowings under the Credit Facility during the three months ended December 28,

2012. The increase in borrowings under the Credit Facility during the three months ended December 27, 2013 was mainly to fund the $40 million acquisition of the assets of Ridgeline which was completed on October 11, 2013, and the redemption of $41 million of the senior secured notes (the "Notes") on November 25, 2013 at a redemption price of 103% of the principal amount plus accrued interest. In connection with the amendment to the Credit Facility, we paid $1 million of debt financing costs. The Company also paid a premium of $1 million associated with the early redemption of the Notes.
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
The indenture governing our Notes and the agreement governing our Credit Facility contain significant covenants, including prohibitions on our ability to incur certain additional indebtedness and to make certain investments and to pay dividends. As of December 27, 2013, the Company was in compliance with all covenants of the Credit Facility and the Notes. Atkore International was not subject to the minimum fixed charge coverage ratio during any period subsequent to the establishment of the Credit Facility. See Note 8 to the condensed financial statements for further information.

Change in Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. There have been no material changes in our Critical Accounting Policies and Estimates as described in our Form 10-K for the fiscal year ended September 27, 2013.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
In the normal course of conducting business, we are exposed to certain risks associated with potential changes in market conditions. These risks include fluctuations in foreign currency exchange rates, interest rates and commodity prices, including price fluctuations related to the purchase, production, or sale of steel and copper products. Accordingly, we have established a comprehensive risk management process to monitor, evaluate and manage the principal exposures to which we believe we are subject. Our market risk strategy has generally been to obtain competitive prices for our products and services and allow operating results to reflect market price movements dictated by supply and demand; however, we have from time to time made forward commodity purchases to manage exposure to fluctuations in the purchase of steel and copper metals. We may also seek to manage certain of these risks through the use of derivative financial instruments. Our portfolio of derivative financial instruments may, from time to time, include forward foreign currency exchange contracts, foreign currency options, interest rate swaps and forward commodity contracts. Derivative financial instruments related to interest rate sensitivity of debt obligations, intercompany cross-border transactions and anticipated non-functional currency cash flows are used with the goal of mitigating a significant portion of these exposures when it is cost effective to do so.
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
On October 23, 2013, Atkore International, a subsidiary of the Company, entered into the Second Amendment to Credit Agreement and First Amendment to and Reaffirmation of the Guarantee and Collateral Agreement of the Credit Agreement, dated as of December 22, 2010, which bears interest at a floating rate, generally LIBOR plus 1.50% to 2.00%. As a result, we are exposed to fluctuations in interest rates to the extent of our borrowings under the Credit Facility, which totaled $118 million at December 27, 2013. A 10% change in interest rates would impact our interest expense by less than $1 million based on the amounts outstanding at December 27, 2013.
Item 4. Controls and Procedures
As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 27, 2013. The Company completed the acquisitions of Heritage Plastics and Liberty Plastics on September 17, 2013 and the acquisition of Ridgeline Manufacturing on October 11, 2013. As permitted by U.S. Securities and Exchange Commission regulations, management’s assessment as of December 27, 2013 did not include the internal controls of Heritage Plastics, Liberty Plastics, and Ridgeline Manufacturing, which are included in our consolidated financial statements as of December 27, 2013. The combined total assets and net assets of Heritage Plastics and Liberty Plastics are $58 million and $105 million, respectively, and the total assets and net assets of Ridgeline Manufacturing are $43 million and $40 million, respectively, as of December 27, 2013. The combined net sales and net income for the three months ended December 27, 2013 for Heritage Plastics and Liberty Plastics were $29 million and $2 million, respectively, and the net sales and net income of Ridgeline Manufacturing were $7 million and $0 million, respectively.
Based on that evaluation, which excluded an assessment of internal control over financial reporting of the acquired operations of Heritage Plastics, Liberty Plastics, and Ridgeline Manufacturing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 27, 2013. As a matter of practice, the Company’s management continues to review and document internal control and procedures for financial reporting. From time to time, the Company may make changes aimed at enhancing the effectiveness of the controls and to ensure that the systems evolve with the business. During the three months ended December 27, 2013, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings
The information set forth in Note 14 and Note 16 of the condensed financial statements included in Part I of this Form 10-Q is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this report, we refer you to the risk factors disclosed in the section titled “Risk Factors” in our Form 10-K for the fiscal year ended September 27, 2013.

Item 6. Exhibits

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of October 4, 2013, by and among EP Lenders II, LLC, each designated member of EP Lenders II, LLC and Atkore Plastic Pipe Corporation, incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15, 2013.

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1
Second Amendment to Credit Agreement and First Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of October 23, 2013, by and among Atkore International, Inc., the Subsidiary Borrowers, the Persons identified on the signature pages thereto as guarantors, the several banks and other financial institutions party thereto, UBS AG, Stamford Branch, Deutsche Bank AG New York Branch, and UBS Loan Finance LLC, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 25, 2013.

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
James A. Mallak
Vice President and Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)
Date: February 7, 2014

Exhibit Index

Exhibit No.	Description
2.1
Asset Purchase Agreement, dated as of October 4, 2013, by and among EP Lenders II, LLC, each designated member of EP Lenders II, LLC and Atkore Plastic Pipe Corporation, incorporated by reference from Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 15, 2013.

3.1	Certificate of Incorporation of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.1 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

3.2	By-Laws of Atkore International Holdings Inc., incorporated by reference from Exhibit 3.2 to the Company’s Registration Statement on Form S-4 filed on June 3, 2011.

10.1
Second Amendment to Credit Agreement and First Amendment to and Reaffirmation of Guarantee and Collateral Agreement, dated as of October 23, 2013, by and among Atkore International, Inc., the Subsidiary Borrowers, the Persons identified on the signature pages thereto as guarantors, the several banks and other financial institutions party thereto, UBS AG, Stamford Branch, Deutsche Bank AG New York Branch, and UBS Loan Finance LLC, incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 25, 2013.

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